Form 10-Q
period 2021-03-31
Disruptive Acquisition Corp I
filed 2021-05-25
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

DISRUPTIVE ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40279	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1925 Century Park East, Suite 1700
Los Angeles, California 90067
(Address of principal executive offices, including zip code)

+1 424-205-6858
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	DISA	The Nasdaq Stock Market LLC
Redeemable warrants, each one whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	DISAW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	DISAU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of May 24, 2021, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended March 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

Unaudited Condensed Balance Sheets as of March 31, 2021 and December 31, 2020
	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,402,484	$—
Prepaid expenses	818,358	—
Deferred offering costs associated with Initial Public Offering	—	64,655
Total current assets	2,220,842	64,655
Cash Held in Trust account	250,000,000	—
Total assets	$252,220,842	$64,655

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$822,000	$52,500
Total current liabilities	822,000	52,500
Warrant Liabilities	16,982,605	—
Deferred underwriters’ discount	8,750,000	—
Total liabilities	26,554,605	52,500

Commitments
Ordinary shares subject to possible redemption, 22,066,623 shares at redemption value	220,666,230	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,933,377 shares and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	293	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	5,390,169	24,281
Accumulated deficit	(391,174)	(12,845)
Total shareholders’ equity	5,000,007	12,155
Total liabilities and shareholders’ equity	$252,220,842	$64,655

The accompanying notes are an integral part of these unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Unaudited Condensed Statement of Operations for the Three Months Ended March 31, 2021
Formation and operating costs	$25,442
Loss from operations	(25,442)

Other Income (Loss)
Change in fair value of warrant liabilities	281,480
Offering expenses related to warrant issuance	(634,367)
Total other income (loss)	(352,887)

Net loss	$(378,329)

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	22,045,924
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.00
Weighted average shares outstanding, Non-redeemable ordinary shares	7,353,459
Basic and diluted net loss per share, Non-redeemable	$(0.05)

See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Unaudited Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021
	Ordinary Shares				Additional Paid-In	Retained	Total Shareholders’
	Class A		Class B
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(12,845)	$12,155
Sale of Units in Initial Public Offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Private placement warrants	—	—	—	—	7,000,000	—	7,000,000
Underwriters’ discount	—	—	—	—	(5,000,000)	—	(5,000,000)
Deferred underwriting discount	—	—	—	—	(8,750,000)	—	(8,750,000)
Initial value of public warrant liabilities	—	—	—	—	(11,061,035)	—	(11,061,035)
Initial value of private warrant liabilities	—	—	—	—	(6,203,050)	—	(6,203,050)
Allocation of offering cost to warrant liability	—	—	—	—	634,367	—	634,367
Other offering costs	—	—	—	—	(587,871)	—	(587,871)
Initial maximum number of redeemable shares	(22,040,749)	(2,204)	—	—	(220,405,286)	—	(220,407,490)
Change in maximum number of redeemable shares	(25,874)	(3)	—	—	(258,737)	—	(258,740)
Net loss	—	—	—	—	—	(378,329)	(378,329)
Balance as of March 31, 2021	2,933,377	$293	7,187,500	$719	$5,390,169	$(391,174)	$5,000,007

See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(378,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(281,480)
Offering costs allocated to warrants	634,367
Changes in current assets and current liabilities:
Prepaid assets	(818,358)
Accounts payable	822,000
Net cash used in operating activities	(21,800)

Cash Flows from Investing Activities:
Investment of cash into trust account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	245,000,000
Proceeds from issuance of Private Placement Warrants	7,000,000
Payments of offering costs	(575,716)
Net cash provided by financing activities	251,424,284

Net Change in Cash	1,402,484
Cash - Beginning	—
Cash - Ending	$1,402,484

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$220,407,490
Initial value of warrant liabilities	$17,264,085
Change in value of Class A Ordinary Shares subject to possible redemption	$258,740
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,750,000

See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Disruptive Acquisition Corporation I (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the three months ended March 31, 2021, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on March 23, 2021 (the “Effective Date”). On March 26, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant of the Company (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000.

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 4,666,667 warrants (the “Private Placement Warrants”) to Disruptive Acquisition Sponsor I, LLC (the “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000.

A total of $250,000,000, composed of $245,000,000 of the net proceeds from the Initial Public Offering, including $8,750,000 of the underwriters’ deferred discount and $5,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. An audited balance sheet as of March 26, 2021 reflecting receipt of the proceeds upon consummation of the Initial Public Offering and the Private Placement has been issued by the Company.

Trust Account

Following the closing of the Initial Public Offering on March 26, 2021, an amount of $250,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering has been placed in a trust account (the “Trust Account”), which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, will be held in the Trust Account and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay the Company’s taxes and up to $100,000 to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (as such period may be extended pursuant to a shareholder vote, the “Combination Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the taxes, divided by the number of then outstanding public shares. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 24 months from the closing of the Initial Public Offering (as the same may be extended pursuant to a shareholder vote) to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii),to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed, pursuant to a letter agreement with the Company, to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 5) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than Marcum LLP) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $1,402,484 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants.

The Company anticipates that the $1,402,484 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Restatement of Previously Furnished Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the Initial Public Offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for the Public Warrants and the Private Placement Warrants (collectively, the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of March 26, 2021, as previously reported in its Form 8-K (the “Restatement”). The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following summarizes the effect of the Restatement on each financial statement line item as of the date of the Company’s consummation of its Initial Public Offering.

As of March 26, 2021	As Reported	Adjustment	As Adjusted
Balance Sheet
Warrant Liabilities	$—	$17,264,085	$17,264,085
Total Liabilities	10,028,518	17,264,085	27,292,603
Shares Subject to Redemption	237,671,570	(17,264,080)	220,407,490
Class A Ordinary Shares	123	173	296
Class B Ordinary Shares	719	—	719
Additional Paid in Capital	5,014,717	634,189	5,648,906
(Accumulated Deficit)	(15,549)	(634,367)	(649,916)
Total Shareholders’ Equity	$5,000,010	$(5)	$5,000,005

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated as of March 23, 2021, as filed with the SEC on March 25, 2021 (the “Prospectus”), as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021, the Trust Account had $250,000,000 held in marketable securities. During the three months ended March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 22,066,623 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A Ordinary Shares outstanding since original issuance. Net loss per ordinary shares, basic and diluted for Class B Ordinary Shares is calculated by dividing the net income, adjusted for income attributable to Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period. Class B Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, on March 31, 2021, offering costs totaling $14,337,871 have been charged to shareholders’ equity (consisting of $5,000,000 of underwriting fee, $8,750,000 of deferred underwriting fee and $587,871 of other offering costs). Of the total transaction cost $634,367 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A Ordinary Shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 13,000,000 ordinary share warrants issued in connection with its Initial Public Offering (8,333,333) and Private Placement (4,666,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share,

Note 5 — Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per warrant ($7,000,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A Ordinary Shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account.

The Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering.

Note 6 — Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 shares of Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). Up to 937,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “Lock-Up”). Notwithstanding the foregoing, if the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-Up.

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2021, the Company had no borrowings outstanding under the promissory note.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company will pay the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the offering, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the offering and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. Pursuant to the registration rights agreement and assuming the underwriters exercise their over-allotment option in full and $1,500,000 of working capital loans are converted into Private Placement Warrants, the Company will be obligated to register up to 13,354,167 Class A Ordinary Shares and 6,166,667 warrants. The number of Class A Ordinary Shares includes (i) 7,187,500 Class A Ordinary Shares to be issued upon conversion of the Founder Shares, (ii) 5,166,667 Class A Ordinary Shares underlying the Private Placement Warrants and (iii) 1,000,000 Class A Ordinary Shares underlying the Private Placement Warrants issued upon conversion of working capital loans. The number of warrants includes 5,166,667 Private Placement Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Prospectus to purchase up to additional 3,750,000 Units to cover over-allotments, if any.

The underwriters are entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $5,000,000 (or up to $5,750,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering upon the completion of the Company’s initial Business Combination.

Note 8 — Shareholder’s Equity

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2021, there were 2,933,377 shares issued and outstanding (excluding 22,066,623 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At March 31, 2021, there were 7,187,500 Class B Ordinary Shares issued or outstanding.

Holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by public shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 9 — Warrants

No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A Ordinary Shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of its initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the Prospectus forms a part or a new registration statement registering, under the Securities Act, the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and

•
if, and only if, the reported closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Prospectus under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.10 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”);

•
if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Prospectus under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Prospectus under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

If the Company calls the Warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise his, her or its Warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their Warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of Class A Ordinary Shares issuable upon the exercise of the Company’s warrants. If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of the Company’s Class A Ordinary Shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” will mean the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 10 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in Trust Account	$250,000,000	$250,000,000	$—	$—
Liabilities:
Warrant liabilities	16,982,605	—	—	16,982,605

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 26, 2021 (Initial Measurement)	At March 31, 2021
Share price	$9.56	$9.45
Strike price	$11.50	$11.50
Term (in years)	6.04	6.02
Volatility	24.4%	24.4%
Risk-free rate	1.09%	1.17%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 26, 2021	11,061,035	6,203,050	17,264,085
Change in valuation inputs or other assumptions	(182,403)	(99,077)	(281,480)
Fair value as of March 31, 2021	$10,878,632	$6,103,973	$16,982,605

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to Disruptive Acquisition Corporation I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Disruptive Acquisition Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on December 29, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Our Sponsor is Disruptive Acquisition Sponsor I, LLC, a Delaware limited liability company.

The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000 and incurring offering costs of approximately $14,750,000, inclusive of $8,750,000 in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds to us of $7,000,000.

Following our Initial Public Offering and the sales of the Private Placement Warrants described above, a total of $250,000,000 was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. In total, we incurred $14,337,871 in transaction costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $587,871 of other offering costs.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have 24 months from the closing of the Initial Public Offering (as such period may be extended pursuant to a shareholder vote) to complete our initial Business Combination. If we have not completed our initial Business Combination within this Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete our initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside the Trust Account of $1,402,484 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Units.

We anticipate that the $1,402,484 outside of the Trust Account as of March 31, 2021, will be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to the condensed financial statement (unaudited) included under Part I, Item 1.) from the initial shareholders, its officers and directors, or their respective affiliates (which is described in Note 6 to the condensed financial statement (unaudited) included under Part I, Item 1.), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We do not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the Business Combination. Moreover, we will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

All of our activities since inception through March 31, 2021 related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had no net income. We incurred $25,442 of formation and operating costs consisting mostly of general and administrative expenses. We had no investment income on our amounts held in the Trust Account for the three months ended March 31, 2021.

As a result of the Restatement described in Note 2 to the condensed financial statement (unaudited) included under Part I, Item 1., we classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to Warrant liability, we reclassed a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ equity to an expense in the statement of operations in the amount of $634,367 based on a relative fair value basis. For the three months ended March 31, 2021, the change in fair value of the Warrants was a decrease in the liability of approximately $281,480.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on April 1, 2021 and March 25, 2021, respectively.

Correction of an Error in Previously Furnished Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the Initial Public Offerings of special purpose acquisition companies such as us. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. See Note 2 to the condensed financial statement (unaudited) included under Part I, Item 1.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 13,000,000 Warrants in connection with our Initial Public Offering and Private Placement, which, as a result of the Restatement described in Note 2 to the condensed financial statement (unaudited) included under Part I, Item 1., are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Warrants issued in connection with our Initial Public Offering and Private Placement has been estimated using Monte Carlo simulations at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 22,066,623 shares of Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss per Ordinary Share

Net loss per Class A ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Class A Ordinary Shares subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per Class A Ordinary Shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of Warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate 13,000,000 Class A Ordinary Shares in the calculation of diluted loss per share, since the exercise of the Warrants into Class A Ordinary Shares is contingent upon the occurrence of future events. As a result, diluted net loss per Class A ordinary share is the same as basic net loss per Class A ordinary share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We determined that we had initially recorded our public and private warrants as equity instruments instead of as liabilities in our balance sheet as of  March 26, 2021, which we filed on Form 8-K on April 1, 2021. We determined that our error in accounting for these warrants represented a material weakness in our internal controls.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include any of the risks described in the Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

The following discussion supplements the discussion under the heading “Risk Factors—Risks Related to Our Securities” in the Prospectus. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We recently re-evaluated the accounting for our warrants and determined that our warrants will be accounted as a warrant liability, which may have an adverse effect on the market price of our Class A Ordinary Shares and may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the Initial Public Offerings of special purpose acquisition companies such as us. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for the warrants under ASC 815-40.

Based on such re-evaluation, we determined that as of March 26, 2021, we account for 13,000,000 Warrants (the 8,333,333 Public Warrants included in the Units and the 4,666,667 Private Placement Warrants purchased by our Sponsor) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we are re-classified each of the warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, once available to us, or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

Unregistered Sales

In December 2020, our Sponsor purchased an aggregate of 7,187,500 Founder Shares for a capital contribution of $25,000, or approximately $0.003 per share. In March 2021, our Sponsor transferred 35,000 Founder Shares to Karen L. Finerman, our independent director, 30,000 Founder Shares to each of James R. Blake and Galen C. Smith, our independent directors, and 20,000 Founder Shares to each of Alexander J. Davis and David M. Tarnowski, our directors, in each case at their original purchase price. In May 2021, the sponsor surrendered 312,500 Founder Shares, with no return of capital or payment by the sponsor. After the March 2021 transfer of Founder Shares to the directors and the May 2021 surrender of Founder Shares for no consideration, the Sponsor held 6,745,000 Founder Shares with an effective purchase price of approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per-share price was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering.

Substantially concurrently with the closing of our Initial Public Offering, pursuant to a private placement warrants purchase agreement, we completed the private sale of 4,666,667 Private Placement Warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,750,000 additional units to cover over-allotments (the “Option Units”), if any. On May 5, 2021, the underwriters purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. Also in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 333,333 Private Placement Warrants at a purchase price of $1.50 per Warrant. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company's initial Business Combination, (iii) may be exercised by such holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	By:	/s/ Phillip C. Caputo
		Name:	Phillip C. Caputo
		Title:	Chief Financial Officer

Dated: May 24, 2021