Form 10-Q
period 2021-06-30
Disruptive Acquisition Corp I
filed 2021-08-17
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 .
 For the transition period from                   to

DISRUPTIVE ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40279	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1925 Century Park East, Suite 1700
 Los Angeles, California 90067
(Address of principal executive offices, including zip code)
+1 424-205-6858
(Registrant’s Telephone Number, Including Area Code)

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

As of August 17, 2021, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS
  AS OF JUNE 30, 2021 AND DECEMBER 31, 2020
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$522,632	$—
Prepaid expenses	422,732	—
Deferred offering costs associated with Initial Public Offering	—	64,655
Total current assets	945,364	64,655
Prepaid expenses - non-current	295,089	—
Cash Held in Trust account	275,008,663	—
Total assets	$276,249,116	$64,655

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$134,529	$52,500
Total current liabilities	134,529	52,500
Warrant Liabilities	13,610,225	—
Deferred underwriters’ discount	9,625,000	—
Total liabilities	23,369,754	52,500

Commitments
Ordinary shares subject to possible redemption, 24,787,936 shares at redemption value	247,879,361	—

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized;2,712,064 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	271	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 and 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	688	719
Additional paid-in capital	760,301	24,281
Retained earnings (Accumulated deficit)	4,238,741	(12,845)
Total shareholders’ equity	5,000,001	12,155
Total liabilities and shareholders’ equity	$276,249,116	$64,655

See accompanying notes to the financial statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Formation and operating costs	$292,918	$318,360
Loss from operations	(292,918)	(318,360)

Other income (expense):
Dividend earned on Trust account	8,663	8,663
Change in fair value of warrant liabilities	4,914,170	5,195,650
Offering expenses related to warrant issuance	—	(634,367)
Total other income (expense)	4,922,833	4,569,946

Net income	$4,629,915	$4,251,586

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	23,662,462	23,562,416
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$—	$—
Weighted average shares outstanding, Non-redeemable ordinary shares	10,090,972	8,745,211
Basic and diluted net income per share, Non-redeemable	$0.46	$0.49

 See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Ordinary Shares
	Class A		Class B		Additional Paid-In	Retained Earnings	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(12,845)	$12,155
Sale of Units in Initial Public Offering	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Private placement warrants	—	—	—	—	7,000,000	—	7,000,000
Underwriters’ discount	—	—	—	—	(5,000,000)	—	(5,000,000)
Deferred underwriting discount	—	—	—	—	(8,750,000)	—	(8,750,000)
Initial value of public warrant liabilities	—	—	—	—	(11,061,035)	—	(11,061,035)
Initial value of private warrant liabilities	—	—	—	—	(6,203,050)	—	(6,203,050)
Allocation of offering cost to warrant liability	—	—	—	—	634,367	—	634,367
Other offering costs	—	—	—	—	(587,871)	—	(587,871)
Initial maximum number of redeemable shares	(22,040,749)	(2,204)	—	—	(220,405,286)	—	(220,407,490)
Change in maximum number of redeemable shares	(25,874)	(3)	—	—	(258,737)	—	(258,740)
Net loss	—	—	—	—	—	(378,329)	(378,329)
Balance as of March 31, 2021	2,933,377	$293	7,187,500	$719	$5,390,169	$(391,174)	$5,000,007
Sale of Option Units to underwriters	2,500,000	250	—	—	24,999,750	—	25,000,000
Forfeiture of Founder Shares pursuant to Over-allotment	—	—	(312,500)	(31)	31	—	—
Deferred underwriting discount	—	—	—	—	(875,000)	—	(875,000)
Initial value of Over-allotment Public warrant liabilities	—	—	—	—	(1,100,488)	—	(1,100,488)
Initial value of Over-allotment Private warrant liabilities	—	—	—	—	(441,302)	—	(441,302)
Change in maximum number of redeemable shares	(2,721,313)	(272)	—	—	(27,212,859)	—	(27,213,131)
Net income	—	—	—	—	—	4,629,915	4,629,915
Balance as of June 30, 2021	2,712,064	$271	6,875,000	$688	$760,301	$4,238,741	$5,000,001

See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$4,251,586
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on Trust account	(8,663)
Change in fair value of warrant liability	(5,195,650)
Offering costs allocated to warrants	634,367
Changes in current assets and current liabilities:
Prepaid assets	(717,821)
Accounts payable	134,529
Net cash used in operating activities	(901,652)

Cash Flows from Investing Activities:
Investment of cash into trust account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	245,000,000
Proceeds from sale of Option Units to underwriters	25,000,000
Proceeds from issuance of Private Placement Warrants	7,000,000
Payments of offering costs	(575,716)
Net cash provided by financing activities	276,424,284

Net Change in Cash	522,632
Cash - Beginning	—
Cash - Ending	$522,632

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$220,407,490
Change in value of Class A Ordinary Shares subject to possible redemption	$27,471,871
Initial value of warrant liabilities	$18,805,875
Deferred underwriters’ discount payable charged to additional paid-in capital	$9,625,000

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the six months ended June 30, 2021, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,750,000 additional units to cover over-allotments (the “Option Units”), if any. On May 5, 2021, the underwriters purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. Also in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 333,333 Private Placement Warrants at a purchase price of $1.50 per Warrant.

A total of $275,000,000, composed of $245,000,000 of the net proceeds from the Initial Public Offering, including $8,750,000 of the underwriters’ deferred discount, $5,000,000 of the proceeds of the sale of the Private Placement Warrants, and $25,000,000 of the proceeds of the sale of the Option Units was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. An audited balance sheet as of March 26, 2021 reflecting receipt of the proceeds upon consummation of the Initial Public Offering and the Private Placement has been issued by the Company.

Trust Account

Following the closing of the Initial Public Offering on March 26, 2021, an amount of $250,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering has been placed in a trust account (the “Trust Account”). On May 6, 2021, in connection with the partial exercise of the Over-Allotment Option, an additional $25,000,000 from the net proceeds of the sale of the Option Units was placed in the Trust Account, for an aggregate of $275,000,000 of net proceeds placed in the Trust Account. The proceeds are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Sponsor, officers and directors have agreed, pursuant to a letter agreement with the Company, to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 6) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $522,632 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering, sale of the Private Placement Warrants and sale of the Option Units.

The Company anticipates that the $522,632 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated as of March 23, 2021, as filed with the SEC on March 25, 2021 (the “Prospectus”), as well as the Company’s Current Reports on Form 8-K. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $275,008,663 held in marketable securities. During the six months ended June 30, 2021, the Company did not withdraw any of dividend income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 24,787,936 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A Ordinary Shares outstanding since original issuance. Net income per ordinary shares, basic and diluted for Class B Ordinary Shares is calculated by dividing the net income, adjusted for income attributable to Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period. Class B Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, as of June 30, 2021, offering costs totaling $15,712,871 have been charged to shareholders’ equity (consisting of $5,500,000 of underwriting fee, $9,625,000 of deferred underwriting fee and $587,871 of other offering costs). Of the total transaction cost $634,367 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A Ordinary Shares.

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

The Company accounts for its 14,166,667 ordinary share warrants issued in connection with the Initial Public Offering (8,333,333), Private Placement (4,666,667), and partial exercise of the Over-Allotment Option (1,166,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option has been estimated using Monte-Carlo simulations at each measurement date.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,750,000 additional units to cover over-allotments, if any. On May 5, 2021, the underwriters purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000.

The aggregate number of Units outstanding as a result of the Initial Public Offering and the partial exercise of the Over-Allotment Option is 27,500,000 and the aggregate gross proceeds are $275,000,000.

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

Thie aggregate number of Private Placement Warrants outstanding as a result of the Initial Public Offering and over-allotment is 5,000,000 and the aggregate proceeds are $7,500,000.

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

Note 6 — Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 shares of Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ Over-Allotment Option is exercised. On May 5, 2021, the underwriters partially exercised the Over-Allotment Option, which left 625,000 Founder Shares no longer subject to forfeiture and resulted in aggregate of 6,875,000 Founder Shares outstanding.

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

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds that had been allocated to the payment of offering expenses. As of June 30, 2021, the Company had no borrowings outstanding under the promissory note.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company will pay the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the offering, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the offering and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. Pursuant to the registration rights agreement and including the underwriters’ exercise of 2,500,000 units of their Over-Allotment Option and $1,500,000 of working capital loans are converted into Private Placement Warrants, the Company will be obligated to register up to 15,166,667 Class A Ordinary Shares and 6,000,000 warrants. The number of Class A Ordinary Shares includes (i) 6,875,000 Class A Ordinary Shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Class A Ordinary Shares underlying the Private Placement Warrants and (iii) 1,000,000 Class A Ordinary Shares underlying the Private Placement Warrants issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Prospectus to purchase up to additional 3,750,000 Units to cover over-allotments, if any. On May 5, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 2,500,000 units and forfeited the remainder.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $5,500,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering and the partial exercise of the Over-Allotment Option upon the completion of the Company’s initial Business Combination, or an aggregate of $9,625,000.

Note 8 — Shareholder’s Equity

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2021, there were 2,712,064 shares issued and outstanding (excluding 24,787,936 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At June 30, 2021, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

Note 10 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in Trust Account	$275,008,663	$275,008,663	$—	$—
Liabilities:
Warrant liabilities	13,610,225	—	—	13,610,225

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	March 26, 2021 (Initial Measurement)
Share price	$9.70	$9.56
Strike price	$11.50	$11.50
Term (in years)	5.88	6.04
Volatility	19.7%	24.4%
Risk-free rate	1.02%	1.09%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over-allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—	$—	$—
Fair value as of March 26, 2021 - Initial measurement	11,061,035	6,203,050	1,100,488	441,302	18,805,875
Change in valuation inputs or other assumptions	(3,061,035)	(1,713,508)	(300,486)	(120,621)	(5,195,650)
Fair value as of June 30, 2021	$8,000,000	$4,489,542	$800,002	$320,681	$13,610,225

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Sponsor is Disruptive Acquisition Sponsor I, LLC, a Delaware limited liability company.

The registration statement for the Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000 and incurring offering costs of approximately $14,750,000, inclusive of $8,750,000 in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, to our Sponsor, generating gross proceeds to us of $7,000,000.  On May 5, 2021, the underwriters purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000.  In connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 333,333 Private Placement Warrants at $1.50, which generated an additional $500,000 in gross proceeds.

Following the Initial Public Offering and the partial exercise of the Over-Allotment Option and the related sales of the Private Placement Warrants described above, a total of $275,000,000 was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. In total, we incurred $15,712,871 in transaction costs, including $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees and $587,871 of other offering costs.

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

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the Trust Account of $522,632 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering, sale of the Private Placement Warrants and sale of Option Units.

We anticipate that the $522,632 outside of the Trust Account as of June 30, 2021, will be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to the condensed financial statement (unaudited) included under Part I, Item 1.) from the initial shareholders, its officers and directors, or their respective affiliates (which is described in Note 6 to the condensed financial statement (unaudited) included under Part I, Item 1.), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

All of our activities since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had $4,251,586 in net income. We incurred $318,360 of formation and operating costs consisting mostly of general and administrative expenses. We had income on the change in fair value of our warrant liabilities of $5,195,650 and investment income of $8,663 on our amounts held in the Trust Account, offset by offering expenses related to warrants of $634,367 for the six months ended June 30, 2021.

As a result of the Restatement described in Note 2 to the condensed financial statement (unaudited) included under Part I, Item 1., we classify the Warrants issued in connection with the Initial Public Offering and Private Placement as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to Warrant liability, we reclassed a portion of the offering costs associated with the Initial Public Offering originally charged to shareholders’ equity to an expense in the statement of operations in the amount of $634,367 based on a relative fair value basis. For the six months ended June 30, 2021, the change in fair value of the Warrants was a gain of $5,195,650.

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

We issued an aggregate of 13,000,000 Warrants in connection with the Initial Public Offering and Private Placement, which, as a result of the Restatement described in Note 2 to the condensed financial statement (unaudited) included under Part I, Item 1., are recognized as derivative liabilities in accordance with ASC 815-40. In addition, we issued an aggregate of 1,166,667 Warrants in connection with the partial exercise of the Over-Allotment Option. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Warrants issued in connection with the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option has been estimated using Monte Carlo simulations at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 24,787,936 shares of Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income per Ordinary Share

Net income per Class A ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Class A Ordinary Shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per Class A Ordinary Shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of Warrants in the calculation of diluted income per share, since the exercise of the Warrants into Class A Ordinary Shares is contingent upon the occurrence of future events. As a result, diluted net income per Class A ordinary share is the same as basic net income per Class A ordinary share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We determined that we had initially recorded our public and private warrants as equity instruments instead of as liabilities in our balance sheet as of  March 26, 2021, which we filed on Form 8-K on April 1, 2021. We determined that our error in accounting for these warrants represented a material weakness in our internal controls.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Quarterly Report for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, the material weakness discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of the fiscal year 2021.

Our Certifying Officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and the Private Placement Warrants. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus and in our Quarterly Report for the three months ended March 31, 2021 (the “First Quarter 2021 10-Q”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the First Quarter 2021 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

In December 2020, our Sponsor purchased an aggregate of 7,187,500 Founder Shares for a capital contribution of $25,000, or approximately $0.003 per share. In March 2021, our Sponsor transferred 35,000 Founder Shares to Karen L. Finerman, our independent director, 30,000 Founder Shares to each of James R. Blake and Galen C. Smith, our independent directors, and 20,000 Founder Shares to each of Alexander J. Davis and David M. Tarnowski, our directors, in each case at their original purchase price. In May 2021, the sponsor surrendered 312,500 Founder Shares, with no return of capital or payment by the sponsor. After the March 2021 transfer of Founder Shares to the directors and the May 2021 surrender of Founder Shares for no consideration, the Sponsor held 6,740,000 Founder Shares with an effective purchase price of approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per-share price was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering.

Substantially concurrently with the closing of the Initial Public Offering, pursuant to a private placement warrants purchase agreement, we completed the private sale of 4,666,667 Private Placement Warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000. In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,750,000 additional units to cover over-allotments, if any. On May 5, 2021, the underwriters purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. Also in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 333,333 Private Placement Warrants at a purchase  price of $1.50 per Warrant. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by such holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There has been no material change in the planned use of the proceeds from the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*
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

Dated: August 17, 2021