Form 10-Q
period 2021-09-30
Disruptive Acquisition Corp I
filed 2021-11-15
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

11501 Rock Rose Avenue, Suite 200
 Austin, Texas 78758
(Address of principal executive offices, including zip code)
+1 424-205-6858
(Registrant’s Telephone Number, Including Area Code)

1925 Century Park East, Suite 1700, Los Angeles, California 90067
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

As of November 15, 2021, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended September 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS
  AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$420,704	$—
Prepaid expenses	415,958	—
Deferred offering costs associated with Initial Public Offering	—	64,655
Total current assets	836,662	64,655
Prepaid expenses – non-current	191,267	—
Cash Held in Trust account	275,012,202	—
Total assets	$276,040,131	$64,655

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$79,185	$52,500
Total current liabilities	79,185	52,500
Warrant Liabilities	9,223,354	—
Deferred underwriters’ discount	9,625,000	—
Total liabilities	18,927,539	52,500

Commitments
Ordinary shares subject to possible redemption, 27,500,000 shares at redemption value	275,000,000	—

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized (excluding 27,500,000 shares subject to possible redemption)	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 and 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	688	719
Additional paid-in capital	—	24,281
Accumulated deficit	(17,888,096)	(12,845)
Total shareholders’ equity (deficit)	(17,887,408)	12,155
Total liabilities, redeemable common shares and shareholders’ deficit	$276,040,131	$64,655

See accompanying notes to the condensed financial statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Formation and operating costs	$157,179	$475,539
Loss from operations	(157,179)	(475,539)

Other income (expense):
Dividend earned on Trust account	3,539	12,202
Change in fair value of warrant liabilities	4,386,870	9,582,520
Offering expenses related to warrant issuance	—	(634,367)
Total other income (expense)	4,390,409	8,960,355

Net income	$4,233,230	$8,484,816

Basic and diluted weighted average shares outstanding, Class A ordinary shares	27,500,000	26,970,899
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.25
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	7,016,941
Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.25

 See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(12,845)	$12,155
Sale of Units in Initial Public Offering	25,000,000	2,500	—	—	—	—	2,500
Ordinary share subject to redemption	(25,000,000)	(2,500)	—	—	—	—	(2,500)
Private placement warrants	—	—	—	—	796,950	—	796,950
Measurement adjustment value of Class A to redemption value	—	—	—	—	(821,231)	(23,943,308)	(24,764,539)
Net loss	—	—	—	—	—	(378,329)	(378,329)
Balance as of March 31, 2021	—	—	7,187,500	719	—	(24,334,482)	(24,333,763)
Sale of Option Units to underwriters	2,500,000	250	—	—	—	—	250
Ordinary share subject to redemption	(2,500,000)	(250)	—	—	—	—	(250)
Forfeiture of Founder Shares pursuant to Over-allotment	—	—	(312,500)	(31)	31	—	—
Initial value of over-allotment private warrant liabilities	—	—	—	—	(441,302)	—	(441,302)
Measurement adjustment value of Class A to redemption value	—	—	—	—	441,302	(2,416,790)	(1,975,488)
Net income	—	—	—	—	—	4,629,915	4,629,915
Balance as of June 30, 2021	—	—	6,875,000	688	31	(22,121,326)	(22,120,638)
Net income	—	—	—	—	—	4,233,230	4,233,230
Balance as of September 30, 2021	—	$—	6,875,000	$688	$31	$(17,888,096)	$(17,887,408)

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,484,816
Adjustments to reconcile net loss to net income cash used in operating activities:
Dividend earned on Trust account	(12,202)
Change in fair value of warrant liability	(9,582,520)
Offering costs allocated to warrants	634,367
Changes in current assets and current liabilities:
Prepaid assets	(607,226)
Accounts payable	79,185
Net cash used in operating activities	(1,003,580)

Cash Flows from Investing Activities:
Investment of cash into trust account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	245,000,000
Proceeds from sale of Option Units to underwriters	25,000,000
Proceeds from issuance of Private Placement Warrants	7,000,000
Payments of offering costs	(575,716)
Net cash provided by financing activities	276,424,284

Net Change in Cash	420,704
Cash - Beginning	—
Cash - Ending	$420,704

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$275,000,000
Initial value of warrant liabilities	$18,805,875
Deferred underwriters’ discount payable charged to additional paid-in capital	$9,625,000

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
NOTES TO FINANCIAL STATEMENTS

(UNUADITED)

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the nine months ended September 30, 2021, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 4,666,667 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to Disruptive Acquisition Sponsor I, LLC (the “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,000,000.

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 3,750,000 additional units to cover over-allotments (the “Option Units”), if any. On May 5, 2021, the underwriters purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. Also in connection with the partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 333,333 Private Placement Warrants at a purchase price of $1.50 per Warrant, generating gross proceeds to the Company of $500,000.

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

The Class A ordinary shares subject to redemption are recorded at a redemption value and were classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than Marcum LLP, the Company’s independent auditor) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $420,704 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering, sale of the Private Placement Warrants and sale of the Option Units.

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or twelve months from the date of issuance of these financials.

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

Note 2 – Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.
In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares participate pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table:
	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 26, 2021 (as restated in Form 8-K/A filed on May 27, 2021)
Ordinary share subject to possible redemption ($)	$220,407,490	$29,592,510	$250,000,000

Class A ordinary shares, $0.0001 par value	296	(296)	—
Class B ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	5,648,906	(5,648,906)	—
Accumulated Deficit	(649,916)	(23,943,308)	(24,593,224)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(29,592,510)	$(24,592,505)
Number of shares subject to redemption	22,040,749	2,959,251	25,000,000

Condensed Statement of Changes in Shareholders’ Deficit as of March 31, 2021
Ordinary share subject to possible redemption ($)	$220,666,230	$29,333,770	$250,000,000

Class A ordinary shares, $0.0001 par value	293	(293)	—
Class B ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	5,390,169	(5,390,169)	—
Accumulated Deficit	(391,174)	(23,943,308)	(24,334,482)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(29,333,770)	$(24,333,763)
Number of shares subject to redemption	22,066,623	2,933,377	25,000,000

	As Previously Reported	Adjustment	As Restated
Condensed Statement of Operations for the three months ended March 31, 2021

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	22,045,924	2,954,076	25,000,000
Basic and diluted weighted average shares outstanding, ordinary share not subject to redemption	7,353,459	(165,959)	7,187,500
EPS - Redeemable Shares	$-	$(0.01)	$(0.01)
EPS - Non-Redeemable Shares	$(0.05)	$0.04	$(0.01)

Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021

Number of Class A Ordinary Shares	2,933,377	(2,933,377)	—

Condensed Statement of Cash Flows for the three months ended March 31, 2021 Supplemental Disclosure of Non-cash Financing Activities

Initial value of Class A Ordinary Shares subject to possible redemption	$220,407,490	$29,592,510	$250,000,000
Change in value of Class A Ordinary Shares subject to possible redemption	$258,740	$(258,740)	$—

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of June 30, 2021
Class A ordinary shares subject to possible redemption ($)	$247,879,361	$27,120,639	$275,000,000

Class A ordinary shares, $0.0001 par value	271	(271)	—
Class B ordinary shares, $0.0001 par value	688	—	688
Additional Paid in Capital	760,301	(760,301)	—
Accumulated Deficit	4,238,741	(26,360,067)	(22,121,326)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(27,120,639)	$(22,120,638)
Number of shares subject to redemption	24,787,936	2,712,064	27,500,000

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three and six months ended June 30, 2021
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	23,662,462	3,837,538	27,500,000
Basic and diluted weighted average shares outstanding, ordinary share not subject to redemption	10,090,972	(2,903,472)	7,187,500
EPS - Redeemable Shares	$—	$0.14	$0.14
EPS - Non-Redeemable Shares	$0.46	$(0.32)	$0.14

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	23,562,416	3,408,483	26,970,899
Basic and diluted weighted average shares outstanding, ordinary share not subject to redemption	8,745,211	(1,728,270)	7,016,941
EPS - Redeemable Shares	$—	$0.25	$0.25
EPS - Non-Redeemable Shares	$0.49	$(0.24)	$0.25

Condensed Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021

Number of Class A Ordinary Shares	2,712,064	(2,712,064)	—

Statement of Cash Flows for the six months ended June 30, 2021 Supplemental Disclosure of Non-cash Financing Activities

Initial value of Class A Ordinary Shares subject to possible redemption	$220,407,490	$29,592,510	$250,000,000
Change in value of Class A Ordinary Shares subject to possible redemption	$27,471,871	$(2,471,871)	$25,000,000

9

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated as of March 23, 2021, as filed with the SEC on March 25, 2021 (the “Prospectus”), as well as the Company’s Current Reports on Form 8-K. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2021, the Trust Account had $275,012,202 held in marketable securities. During the nine months ended September 30, 2021, the Company did not withdraw any of dividend income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:
	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,386,584	$846,646	$6,733,088	$1,751,728

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	26,970,899	7,016,941

Basic and diluted net income per share	$0.12	$0.12	$0.25	$0.25

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, as of September 30, 2021, offering costs totaling $15,759,367 have been charged to shareholders’ equity (consisting of $5,500,000 of underwriting fee, $9,625,000 of deferred underwriting fee and $634,637 of other offering costs). Of the total transaction cost $634,367 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A Ordinary Shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently reviewing what impact, if any, adoption would have on the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

All of the 27,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.
As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:
Gross proceeds from IPO	$275,000,000
Less:
Proceeds allocated to Public Warrants	(12,161,523)
Ordinary share issuance costs	(14,578,504)
Plus:
Accretion of carrying value to redemption value	26,740,027

Contingently redeemable ordinary share	$275,000,000

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

The aggregate number of Private Placement Warrants outstanding as a result of the Initial Public Offering and over-allotment is 5,000,000 and the aggregate proceeds are $7,500,000.

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

Note 6 — Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 shares of Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ Over-Allotment Option was exercised. On May 5, 2021, the underwriters partially exercised the Over-Allotment Option, which left 625,000 Founder Shares no longer subject to forfeiture and resulted in aggregate of 6,875,000 Founder Shares outstanding.

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

Promissory Notes — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds that had been allocated to the payment of offering expenses. As of September 30, 2021, the Company had no borrowings outstanding under the promissory note.

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to pay the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Prospectus to purchase up to an additional 3,750,000 Units to cover over-allotments, if any. On May 5, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 2,500,000 units and forfeited the remainder.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering and exercise of the Over-Allotment Option, or $5,500,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering and the partial exercise of the Over-Allotment Option upon the completion of the Company’s initial Business Combination, or an aggregate of $9,625,000.

Note 8 — Shareholders’ Equity

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2021, there were 27,500,000 shares of Class A Ordinary Shares outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At September 30, 2021, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

16

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and
●
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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.10 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”);
●
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

●
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in Trust Account	$275,012,202	$275,012,202	$—	$—
Liabilities:
Warrant liabilities	9,223,354	—	—	9,223,354

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	March 26, 2021 (Initial Measurement)
Share price	$9.71	$9.56
Strike price	$11.50	$11.50
Term (in years)	5.47	6.04
Volatility	13.8%	24.4%
Risk-free rate	1.06%	1.09%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over-allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—	$—	$—
Fair value as of March 26, 2021 - Initial measurement	11,061,035	6,203,050	1,100,488	441,302	18,805,874
Change in valuation inputs or other assumptions	(5,644,369)	(3,155,698)	(558,820)	(223,634)	(9,582,520)
Fair value as of September 30, 2021	$5,416,666	$3,047,352	$541,668	$217,668	$9,223,354

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as stated below.

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of the Sponsor, as further described in Notes 1 and 6 above.

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the Trust Account of $420,704 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the Initial Public Offering, sale of the Private Placement Warrants and sale of Option Units.

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated.

We anticipate that the $420,704 outside of the Trust Account as of September 30, 2021, will be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, we will be using the funds not held in the Trust Account, funds available to us under the Note and any additional Working Capital Loans (as defined in Note 6 to the condensed financial statement (unaudited) included under Part I, Item 1.) from the initial shareholders, its officers and directors, or their respective affiliates (which is described in Note 6 to the condensed financial statement (unaudited) included under Part I, Item 1.), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

All of our activities since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had $8,484,816 in net income. We incurred $475,539 of formation and operating costs consisting mostly of general and administrative expenses. We had income on the change in fair value of our warrant liabilities of $9,582,520 and investment income of $12,202 on our amounts held in the Trust Account, offset by offering expenses related to warrants of $634,367 for the nine months ended September 30, 2021.

For the three months ended September 30, 2021, we had $4,233,230 in net income. We incurred $157,179 of formation and operating costs consisting mostly of general and administrative expenses. We had income on the change in fair value of our warrant liabilities of $4,386,870 and investment income of $3,539 on our amounts held in the Trust Account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on April 1, 2021 (as amended on May 27, 2021) and March 25, 2021, respectively.

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

We issued an aggregate of 13,000,000 Warrants in connection with the Initial Public Offering and Private Placement, which are recognized as derivative liabilities in accordance with ASC 815-40. In addition, we issued an aggregate of 1,166,667 Warrants in connection with the partial exercise of the Over-Allotment Option. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Warrants issued in connection with the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option has been estimated using Monte Carlo simulations at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,500,000 shares of Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary share for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As such, our internal control over financial reporting was not deemed adequate and resulted in classifying certain of the warrants we issued in March 2021 as equity in error. We determined this to be a material weakness. This error in classification was brought to our attention when the SEC issued a clarifying statement in April 2021. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering in March 2021.

On May 27, 2021, the Company filed with the SEC Amendment No. 1 on Form 8-K/A to amend and restate the Company’s audited balance sheet to reflect the classification of the Company’s warrants as a liability, in accordance with the SEC Statement.

In addition, as part of a review of our accounting for complex equity instruments during the quarter ended September 30, 2021, we also restated our accounting for our Class A Ordinary Shares subject to possible redemption to comply with guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable equity instruments (including equity instruments that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of certain events not solely within our control) are classified as temporary equity. Accordingly, we have determined that all of our outstanding Class A Ordinary Shares should be presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Due to the impact of these two errors in our financial statements, we determined that a material weakness exists in our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Notwithstanding the identified material weakness as of September 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2021, the material weakness discussed above had not been fully remediated. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of the fiscal year 2021.

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

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus and in our Quarterly Report for the three months ended March 31, 2021 (the “First Quarter 2021 10-Q”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the First Quarter 2021 10-Q, except for the below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions involving the treatment of our redeemable ordinary shares as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short-form registration statements, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Promissory Note dated November 15, 2021, issued by Disruptive Acquisition Corporation I to an affiliate of the Sponsor.
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

Dated: November 15, 2021