Form 10-Q
period 2022-03-31
Disruptive Acquisition Corp I
filed 2022-05-19
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2022, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I

Form 10-Q
For the Quarter Ended March 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$29,079	$213,495
Prepaid expenses	399,343	406,185
Total current assets	428,422	619,680
Prepaid expenses – non-current	—	90,445
Cash held in trust account	275,045,706	275,018,013
Total assets	$275,474,128	$275,728,138

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,418,277	$1,088,421
Due to related party	—	131,634
Promissory note – related party	77,000	77,000
Total current liabilities	1,495,277	1,297,055
Warrant liabilities	3,502,580	11,345,066
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	14,622,857	22,267,121

Commitments and contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 27,500,000 shares at redemption value of $10.00 at March 31, 2022 and December 31, 2021	275,000,000	275,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 27,500,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(14,149,417)	(21,539,671)
Total shareholders’ deficit	(14,148,729)	(21,538,983)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$275,474,128	$275,728,138

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Formation and operating costs	$479,926	$25,442
Loss from operations	(479,926)	(25,442)

Other income (expense):
Dividend earned on trust account	27,694	—
Change in fair value of warrant liabilities	7,842,486	281,480
Offering expenses related to warrant issuance	—	(634,367)
Total other income (expense), net	7,870,180	(352,887)

Net income (loss)	$7,390,254	$(378,329)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,500,000	25,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.21	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	7,187,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.21	$(0.01)

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,875,000	$688	$—	$(21,539,671)	$(21,538,983)
Net income	—	—	—	—	—	7,390,254	7,390,254
Balance as of March 31, 2022	—	$—	6,875,000	$688	$—	$(14,149,417)	$(14,148,729)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	7,187,500	$719	$24,281	$(12,485)	$12,155
Sale of Units in Initial Public Offering	25,000,000	2,500	—	—	—	—	2,500
Ordinary share subject to redemption	(25,000,000)	(2,500)	—	—	—	—	(2,500)
Private placement warrants	—	—	—	—	796,950	—	796,950
Measurement adjustment value of Class A to redemption value	—	—	—	—	(821,231)	(23,943,308)	(24,764,539)
Net loss	—	—	—	—	—	(378,329)	(378,329)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(24,334,482)	$(24,333,763)

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,390,254	$(378,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on Trust account	(27,694)	—
Change in fair value of warrant liability	(7,842,486)	(281,480)
Offering costs allocated to warrants	—	634,367
Changes in current assets and current liabilities:
Prepaid assets	97,287	(818,358)
Accounts payable and accrued expenses	198,223	822,000
Net cash used in operating activities	(184,416)	(21,800)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	245,000,000
Proceeds from issuance of private placement warrants	—	7,000,000
Payments of offering costs	—	(575,716)
Net cash provided by financing activities	—	251,424,284

Net Change in Cash	(184,416)	1,402,484
Cash - Beginning	213,495	—
Cash - Ending	$29,079	$1,402,484

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$—	$250,000,000
Initial value of warrant liabilities	$—	$17,264,085
Deferred offering costs paid by sponsor in exchange for founder shares	$—	$8,750,000

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Going Concern

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 related to the Company’s formation and its initial public offering (the “Initial Public Offering”), as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have 24 months from the closing of the Initial Public Offering (as the same may be extended pursuant to a shareholder vote) to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, and subject to the Company’s obligations under Cayman Islands law, in the case of clauses (ii) and (iii), provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $29,079 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. As of March 31, 2022 and December 31, 2021, the Company had $77,000 borrowings outstanding under the Note. On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the consummation of its Business Combination and may need to raise additional capital, e.g., through loans from its Sponsor, officers, directors or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to preserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company cannot assure you that its plans to raise capital or to consummate an initial Business Combination before March 26, 2023 (absent any extensions of such period with shareholder approval) will be successful.

In addition, the Company only has 24 months from the closing of the Initial Public Offering (as such period may be extended pursuant to a shareholder vote) to complete its initial Business Combination. If the Company has not completed its initial Business Combination within this Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, and subject to the Company’s obligations under Cayman Islands law, in the case of clauses (ii) and (iii), provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not complete its initial Business Combination within the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 26, 2023 (absent any extensions of such period with shareholder approval) to consummate its initial Business Combination. It is uncertain that the Company will be able to consummate its initial Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the potential liquidity constraints in addition to the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 26, 2023. The Company intends to complete its initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by March 26, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry, and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $275,045,706 and $275,018,013 held in marketable securities, respectively. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any of dividend income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,912,203	$1,478,051	$(293,848)	$(84,481)

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	25,000,000	7,187,500

Basic and diluted net income (loss) per share	$0.21	$0.21	$(0.01)	$(0.01)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to temporary equity upon the completion of the Initial Public Offering. Accordingly, for the year ended December 31, 2021, offering costs totaling $15,759,367 were charged to temporary equity (consisting of $5,500,000 of underwriting fee, $9,625,000 of deferred underwriting fee and $634,637 of other offering costs). Of the total transaction cost, $634,367 was reclassed to expense as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity for the year ended December 31, 2021. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A Ordinary Shares.

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

The Company accounts for its 14,166,667 ordinary share warrants issued in connection with the Initial Public Offering (8,333,333), Private Placement (4,666,667), and partial exercise of the Over-Allotment Option (1,166,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option has been estimated using Monte-Carlo simulations at each measurement date.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements, other than as discussed below.

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

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

As of March 31, 2022 and December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$275,000,000
Less:
Proceeds allocated to Public Warrants	(12,161,523)
Ordinary share issuance costs	(14,578,504)
Plus:
Re-measurement of carrying value to redemption value	26,740,027

Contingently redeemable ordinary share	$275,000,000

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

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note to increase the Note’s principal amount to $500,000. As of March 31, 2022 and December 31, 2021, the Company had $77,000 outstanding under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to be obligated to pay the Sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and accrued $45,000 and $0 of administrative support services fees, respectively.

Note 6 — Commitments & Contingencies

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 27,500,000 shares of Class A Ordinary Shares outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs
	2022	(Level 1)	(Level 2)
Description
Assets:
Cash held in trust account	$275,045,706	$275,045,706	$—
Liabilities:
Public Warrants	2,262,334	2,262,334	—
Private Warrants	1,240,246	—	1,240,246
Total	$3,502,580	$2,262,334	$1,240,246

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs
	2021	(Level 1)	(Level 2)
Description
Assets:
Cash held in trust account	$275,018,013	$275,018,013	$—
Liabilities:
Public Warrants	7,332,417	7,332,417	—
Private Warrants	4,012,649	—	4,012,649
Total	$286,363,079	$282,350,430	$4,012,649

The fair value of the Public Warrants at March 31, 2022 and December 31, 2021 was classified as Level 1 due to the use of an observable market quote in an active market. The Company utilizes a Monte Carlo simulation model to value the private warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Warrants was determined using Level 2 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Taking into account the make-whole provision included in the warrant agreement, the Private Warrants are classified as level 2.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding fair value measurements of warrant liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Share price	$9.78	$9.80
Strike price	$11.50	$11.50
Term (in years)	5.77	5.45
Volatility	4.6%	15.50%
Risk-free rate	2.41%	1.30%
Dividend yield	0.0%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over- allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of December 31, 2021	$6,665,833	$3,745,139	$666,584	$267,510	$11,345,066
Change in valuation inputs or other assumptions	(4,609,166)	(2,587,575)	(460,917)	(184,828)	(7,842,486)
Fair value as of March 31, 2022	2,056,667	1,157,564	205,667	82,682	3,502,580

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the warrants classified as Level 2:

Fair value at December 31, 2021 – Private Warrants	4,012,649
Change in fair value	(2,772,403)
Fair Value at March 31, 2022 – Private Warrants	$1,240,246

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to Disruptive Acquisition Corporation I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Disruptive Acquisition Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had cash outside the trust account of $29,079 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. As of March 31, 2022 and December 31, 2021, we had $77,000 borrowings outstanding under the note.

We anticipate that the $29,079 outside of the trust account as of March 31, 2022, together with the funds available to us under the note and any additional Working Capital Loans (as defined in Note 5 to the unaudited condensed financial statements included herein) from our initial shareholders, officers and directors, or their respective affiliates (which is described in Note 5 to the unaudited condensed financial statements included herein), will be sufficient to allow us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using such funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our business combination.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the consummation of its Business Combination and may need to raise additional capital, e.g., through loans from its Sponsor, officers, directors or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to preserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company cannot assure you that its plans to raise capital or to consummate an initial Business Combination before March 26, 2023 (absent any extensions of such period with shareholder approval) will be successful.

In addition, the Company only has 24 months from the closing of the Initial Public Offering (as such period may be extended pursuant to a shareholder vote) to complete its initial Business Combination. If the Company has not completed its initial Business Combination within this Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, and subject to the Company’s obligations under Cayman Islands law, in the case of clauses (ii) and (iii), provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not complete its initial Business Combination within the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 26, 2023 (absent any extensions of such period with shareholder approval) to consummate its initial Business Combination. It is uncertain that the Company will be able to consummate its initial Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the potential liquidity constraints in addition to the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 26, 2023. The Company intends to complete its initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by March 26, 2023.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

All of our activities since inception through March 31, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the three months ended March 31, 2022, we had $7,390,254 in net income. We incurred $479,926 of operating costs consisting mostly of general and administrative expenses. We had change in fair value of our warrant liabilities of $7,842,486 and investment income of $27,694 on our amounts held in the trust account.

For the three months ended March 31, 2021, we had $378,329 in net loss. We incurred $25,442 of formation costs consisting mostly of general and administrative expenses. We had change in fair value of our warrant liabilities of $281,480 and offering expenses related to warrant issuance of $634,367.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than as described below.

We entered into an administrative services agreement to pay our sponsor a monthly fee of up to $15,000 for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. We began incurring these fees on March 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation. For the three months ended March 31, 2022 and March 31, 2021, we incurred and accrued $45,000 and $0 of administrative support services fees, respectively.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of March 31, 2022 and December 31, 2021, we had $77,000 borrowings outstanding under the note. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000.

The underwriters of our initial public offering are entitled to a deferred underwriting discount of $0.35 per unit, or $9,625,000 in the aggregate. The deferred underwriting discount will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 26, 2023 (absent any extensions of such period with shareholder approval) to consummate our initial business combination. It is uncertain that we will be able to consummate our initial business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the potential liquidity constraints, in addition to the the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 26, 2023. We intend to complete our initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by March 26, 2023.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We issued an aggregate of 13,000,000 warrants in connection with our initial public offering and the simultaneous private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. In addition, we issued an aggregate of 1,166,667 warrants in connection with the partial exercise of the underwriters’ overallotment option. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised and any change in fair value is recognized in our statements of operations. The fair value of the warrants issued in connection with our initial public offering, the simultaneous private placement and the partial exercise of the underwriters’ overallotment option has been estimated using Monte Carlo simulations at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements, other than as discussed below.

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and  freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act.

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

In addition, as part of a review of our accounting for complex equity instruments during the fiscal quarter ended September 30, 2021, we also restated our accounting for our Class A ordinary shares subject to possible redemption to comply with guidance in ASC 480. Redeemable equity instruments (including equity instruments that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of certain events not solely within our control) are classified as temporary equity. Accordingly, we have determined that all of our outstanding Class A ordinary shares should be presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

On November 22, 2021, we filed with the SEC Amendment No. 2 on Form 8-K/A to amend and restate our audited balance sheet as of March 26, 2021 to reflect the classification of all of our outstanding Class A ordinary shares as temporary equity.

As a result of errors identified in the financial reporting and closing process, we determined that a material weakness existed in our internal control.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, given the material weakness in our internal control over financial reporting described below, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Notwithstanding the identified material weakness as of March 31, 2022, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus and in our Annual Report (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the Annual Report, except for the below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks and uncertainties described in the Prospectus or the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated: May 19, 2022