Form 10-Q
period 2022-06-30
Disruptive Acquisition Corp I
filed 2022-08-19
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$28,668	$213,495
Prepaid expenses	326,867	406,185
Total current assets	355,535	619,680
Prepaid expenses – non-current	—	90,445
Marketable securities held in trust account	275,417,074	275,018,013
Total assets	$275,772,609	$275,728,138

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,235,918	$1,088,421
Due to related party	—	131,634
Advance from related party	16,563	—
Promissory note – related party	500,000	77,000
Total current liabilities	1,752,481	1,297,055
Warrant liabilities	855,176	11,345,066
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	12,232,657	22,267,121

Commitments and contingencies (See Note 7)
Class A ordinary shares subject to possible redemption, 27,500,000 shares at redemption value of $10.02 and $10.00 at June 30, 2022 and December 31, 2021, respectively	275,417,074	275,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 27,500,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(11,877,810)	(21,539,671)
Total shareholders’ deficit	(11,877,122)	(21,538,983)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$275,772,609	$275,728,138

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$330,090	$292,918	$810,016	$318,360
Loss from operations	(330,090)	(292,918)	(810,016)	(318,360)

Other income:
Dividend earned on trust account	371,367	8,663	399,061	8,663
Change in fair value of warrant liabilities	2,647,404	4,914,170	10,489,890	5,195,650
Offering expenses related to warrant issuance	—	—	—	(634,367)
Total other income, net	3,018,771	4,922,833	10,888,951	4,569,946

Net income	$2,688,681	$4,629,915	$10,078,935	$4,251,586

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,500,000	26,565,934	27,500,000	14,185,083
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.14	$0.29	$0.20
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	6,991,758	6,875,000	7,089,088
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.14	$0.29	$0.20

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Ordinary Shares
	Class A		Class B		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021 (Audited)	—	$—	6,875,000	$688	$—	$(21,539,671)	$(21,538,983)
Net income	—	—	—	—	—	7,390,254	7,390,254
Balance as of March 31, 2022	—	—	6,875,000	688	—	(14,149,417)	(14,148,729)
Remeasurement adjustment value of Class A to redemption value	—	—	—	—	—	(417,074)	(417,074)
Net income	—	—	—	—	—	2,688,681	2,688,681
Balance as of June 30, 2022	—	$—	6,875,000	$688	$—	(11,877,810)	$(11,877,122)

	Ordinary Shares
	Class A		Class B		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2020 (Audited)	—	$—	7,187,500	$719	$24,281	$(12,845)	$12,155
Private placement warrants	—	—	—	—	796,950	—	796,950
Measurement adjustment value of Class A to redemption value	—	—	—	—	(821,231)	(23,943,308)	(24,764,539)
Net loss	—	—	—	—	—	(378,329)	(378,329)
Balance as of March 31, 2021	—	—	7,187,500	719	—	(24,334,482)	(24,333,763)
Forfeiture of founder shares pursuant to expiration of over-allotment option	—	—	(312,500)	(31)	31	—	—
Initial value of over-allotment private warrant liabilities	—	—	—	—	(441,302)	—	(441,302)
Measurement adjustment value of Class A to redemption value	—	—	—	—	441,302	(2,416,790)	(1,975,488)
Net income	—	—	—	—	—	4,629,915	4,629,915
Balance as of June 30, 2021	—	$—	6,875,000	$688	$31	$(22,121,326)	$(22,120,638)

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,078,935	$4,251,586
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on trust account	(399,061)	(8,663)
Change in fair value of warrant liability	(10,489,890)	(5,195,650)
Offering costs allocated to warrants	—	634,367
Changes in current assets and current liabilities:
Prepaid expenses	169,763	(717,821)
Accounts payable and accrued expenses	147,497	134,529
Net cash used in operating activities	(492,756)	(901,652)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	245,000,000
Proceeds of sale of option units to underwriters	—	25,000,000
Proceeds from issuance of private placement warrants	—	7,000,000
Proceeds from advance from related party	16,563	—
Proceeds from issuance of promissory note	423,000	—
Repayment of debt to related party	(131,634)	—
Payments of offering costs	—	(575,716)
Net cash provided by financing activities	307,929	276,424,284

Net Change in Cash	(184,827)	522,632
Cash - Beginning	213,495	—
Cash - Ending	$28,668	$522,632

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$—	$250,000,000
Remeasurement adjustment value of Class A ordinary shares to redemption value	$417,074	$1,975,488
Initial value of warrant liabilities	$—	$17,264,085
Deferred offering costs paid by sponsor in exchange for founder shares	$—	$8,750,000

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have 24 months from the closing of the Initial Public Offering (as the same may be extended pursuant to a shareholder vote) to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $28,668 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000. As of June 30, 2022 and December 31, 2021, the Company had $500,000 and $77,000 borrowings outstanding under the Note. On August 18, 2022, the Company further amended and restated the Note in its entirety to increase the Note’s principal amount to $750,000. The Company intends to increase the principal of the Note in future periods to alleviate liquidity concerns, if necessary.

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

Note 2 — Revision of Previously Issued Financial Statements

The Company notes that the basic and diluted weighted average shares outstanding and earnings per share for both Class A ordinary shares and Class B ordinary shares for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the nine months ended September 30, 2021 were not restated correctly due to a calculation error within the restatement note of the September 30, 2021 Form 10-Q filed on November 15, 2021. The Company has included this revision note to revise the previously restated and reported balances of basic and diluted weighted average shares outstanding and earnings per share of Class A ordinary shares and basic and diluted weighted average shares outstanding of Class B ordinary shares within the Statement of Operations for these aforementioned periods.

There has been no change in the Company’s total assets, liabilities, equity or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,500,000	(23,333,333)	1,666,667
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.03)	$(0.04)
Basic and diluted net income per share, Class B ordinary shares	$(0.01)	$(0.03)	$(0.04)

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three and six months ended June 30, 2021
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,500,000	(934,066)	26,565,934
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,187,500	(195,742)	6,991,758

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,970,899	(12,785,816)	14,185,083
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,016,941	72,147	7,089,088
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.25	$(0.05)	$0.20
Basic and diluted net income per share, Class B ordinary shares	$0.25	$(0.05)	$0.20

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the nine months ended September 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,970,899	(8,298,738)	18,672,161
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.25	$0.08	$0.33
Basic and diluted net income per share, Class B ordinary shares	$0.25	$0.08	$0.33

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the Trust Account had $275,417,074 and $275,018,013 held in marketable securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,150,945	$537,736	$8,063,148	$2,015,787

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	27,500,000	6,875,000

Basic and diluted net income per share	$0.08	$0.08	$0.29	$0.29

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,665,270	$964,645	$2,834,851	$1,416,735

Denominator:
Weighted-average shares outstanding	26,565,934	6,991,758	14,185,083	7,089,088

Basic and diluted net income per share	$0.14	$0.14	$0.20	$0.20

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

The Company accounts for its 14,166,667 ordinary share warrants issued in connection with the Initial Public Offering 8,333,333, Private Placement 4,666,667, and partial exercise of the Over-Allotment Option 1,166,667 as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering, Private Placement and partial exercise of the Over-Allotment Option has been estimated using Monte-Carlo simulations at each measurement date.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

All of the 27,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

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

As of June 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$275,000,000
Less:
Proceeds allocated to Public Warrants	(12,161,523)
Ordinary shares issuance costs	(14,578,504)
Plus:
Measurement of carrying value to redemption value	26,740,027
Contingently redeemable ordinary shares at December 31, 2021	$275,000,000
Plus:
Re-measurement of carrying value to redemption value	417,074
Contingently redeemable ordinary shares	$275,417,074

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

Advance from Related Party

On June 17, 2022, the Sponsor issued an advance payment of $16,563 towards the Company’s liabilities. As of June 30, 2022, advances of $16,563 remain unpaid and outstanding.

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

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note to increase the Note’s principal amount to $500,000. As of June 30, 2022 and December 31, 2021, the Company had $500,000 and $77,000 outstanding under the Note, respectively. On August 18, 2022, the Company further amended and restated the Note to increase the Note’s principal amount to $750,000.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to be obligated to pay the Sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred and accrued $43,362 and $43,149 of administrative support services fees, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred and accrued $88,362 and $44,152 of administrative support services fees, respectively.

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

Legal Fees

The Company has engaged a law firm to provide legal due diligence services and business combination services related to potential business combination target companies. The Company expects that all fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of its initial Business Combination.  Deferred legal fees of $1,012,368 and $927,413 have been recorded and presented within accrued expenses within the accompanying condensed balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Note 8 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 27,500,000 shares of Class A Ordinary Shares outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in trust account	$275,417,074	$275,417,074	$—	$—
Liabilities:
Public Warrants	550,000	550,000	—	—
Private Warrants	305,176	—	305,176	—
Total	$276,272,250	$275,967,074	$305,176	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in trust account	$275,018,013	$275,018,013	$—	$—
Liabilities:
Public Warrants	7,332,417	7,332,417	—	—
Private Warrants	4,012,649	—	—	4,012,649
Total	$286,363,079	$282,350,430	$—	$4,012,649

The fair value of the Public Warrants at June 30, 2022 and December 31, 2021 was classified as Level 1 due to the use of an observable market quote in an active market. Taking into account the make-whole provision included in the warrant agreement, the Private Warrants are classified as level 2.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding fair value measurements of warrant liabilities as of December 31, 2021:

December 31, 2021
Share price	$9.80
Strike price	$11.50
Term (in years)	5.45
Volatility	15.50%
Risk-free rate	1.30%
Dividend yield	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over- allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of December 31, 2021	$6,665,833	$3,745,139	$666,584	$267,510	$11,345,066
Change in valuation inputs or other assumptions	(4,609,166)	(2,587,575)	(460,917)	(184,828)	(7,842,486)
Fair value as of March 31, 2022	2,056,667	1,157,564	205,667	82,682	3,502,580
Change in valuation inputs or other assumptions	(1,556,667)	(872,733)	(155,667)	(62,337)	(2,647,404)
Fair value as of June 30, 2022	500,000	284,831	50,000	20,345	855,176

	Public	Private Placement	Redeemable (over- allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—	$—	$—
Fair value as of March 26, 2021 - Initial measurement	11,061,035	6,203,050	—	—	17,264,085
Change in valuation inputs or other assumptions	(182,403)	(99,077)	—	—	(281,480)
Fair value as of March 31, 2021	10,878,632	6,103,973	—	—	16,982,605
Fair value as of May 5, 2021 - Initial measurement	—	—	1,100,488	441,302	1,541,790
Change in valuation inputs or other assumptions	(2,878,632)	(1,614,431)	(300,486)	(120,621)	(4,914,170)
Fair value as of June 30, 2021	8,000,000	4,489,542	800,002	320,681	13,610,225

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as stated below.

On August 18, 2022, the Company further amended and restated the Note in its entirety to increase the Note’s principal amount to up to $750,000, as further described in Notes 1 and 6 above.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, we had cash outside the trust account of $28,668 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. As of June 30, 2022 and December 31, 2021, we had $500,000 and $77,000, respectively, in borrowings outstanding under the note. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000.

We anticipate that the $28,668 outside of the trust account as of June 30, 2022 will be sufficient to allow us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the trust account, funds available to us under the amended and restated promissory note issued on April 12, 2022 and any additional Working Capital Loans (as defined in Note 6 to the unaudited condensed financial statements included herein) from our initial shareholders, officers and directors, or their respective affiliates (which is described in Note 6 to the unaudited condensed financial statements included herein), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our business combination.

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

Results of Operations

All of our activities since inception through June 30, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the three months ended June 30, 2022, we had $2,688,681 in net income. We incurred $330,090 of formation and operating costs. We experienced a decrease in fair value of our warrant liabilities of $2,647,404 and dividends earned on the trust account of $371,367 on our amounts held in the trust account.

For the six months ended June 30, 2022, we had $10,078,935 in net income. We incurred $810,016 of formation and operating costs. We experienced a decrease in fair value of our warrant liabilities of $10,489,890 and dividends earned on the trust account of $399,061 on our amounts held in the trust account.

For the three months ended June 30, 2021, we had $4,629,915 in net income. We incurred $292,918 of formation and operating costs. We experienced a decrease in fair value of our warrant liabilities of $4,914,170 and dividends earned on the trust account of $8,663 on our amounts held in the Trust Account.

For the six months ended June 30, 2021, we had $4,251,586 in net income. We incurred $318,360 of formation and operating costs. We experienced a decrease in fair value of our warrant liabilities of $5,195,650 and dividends earned on the trust account of $8,663 on our amounts held in the Trust Account, offset by offering expenses related to warrants of $634,367.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than as described below.

We entered into an administrative services agreement to pay our sponsor a monthly fee of up to $15,000 for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. We began incurring these fees on March 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation. For the three months ended June 30, 2022 and 2021, the Company incurred and accrued $43,362 and $43,149 of administrative support services fees, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred and accrued $88,362 and $44,152 of administrative support services fees, respectively.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of June 30, 2022 and December 31, 2021, we had $500,000 and $77,000, respectively, in borrowings outstanding under the note. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act.

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

In addition, as part of a review of our accounting for complex financial instruments during the fiscal quarter ended September 30, 2021, we also restated our accounting for our Class A ordinary shares subject to possible redemption to comply with guidance in ASC 480. Redeemable equity instruments (including equity instruments that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of certain events not solely within our control) are classified as temporary equity. Accordingly, we have determined that all of our outstanding Class A ordinary shares should be presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

On November 22, 2021, we filed with the SEC Amendment No. 2 on Form 8-K/A to amend and restate our audited balance sheet as of March 26, 2021 to reflect the classification of all of our outstanding Class A ordinary shares as temporary equity.

During the financial close process for the three months ended March 31, 2022, we identified a material weakness related to the Company’s review of accrued liabilities, specifically, the deferred legal fees mentioned in Note 7. While we have a control to reconcile accrued liabilities, we plan to continue to enhance our control around the search of unrecorded liabilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

As a result of errors identified in the financial reporting and closing process, we determined that a material weakness existed in our internal control.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, given the material weakness in our internal control over financial reporting described below, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

Notwithstanding the identified material weakness as of June 30, 2022, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus, our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 Quarterly Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus, the Annual Report or the Q1 Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Second Amended and Restated Promissory Note, dated August 18, 2022, issued by Disruptive Acquisition Corporation I to an affiliate of Disruptive Acquisition Sponsor I, LLC.
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

Dated: August 19, 2022