Form 10-Q
period 2022-09-30
Disruptive Acquisition Corp I
filed 2022-11-14
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, 27,500,000 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$28,346	$213,495
Prepaid expenses	208,642	406,185
Total current assets	236,988	619,680
Prepaid expenses – non-current	—	90,445
Marketable securities held in trust account	276,658,392	275,018,013
Total assets	$276,895,380	$275,728,138

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,332,618	$1,088,421
Due to related party	—	131,634
Promissory note – related party	555,363	77,000
Total current liabilities	1,887,981	1,297,055
Warrant liabilities	698,188	11,345,066
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	12,211,169	22,267,121

Commitments and contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 27,500,000 shares at redemption value of $10.02 and $10.00 at September 30, 2022 and December 31, 2021, respectively	276,658,392	275,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 27,500,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(11,974,869)	(21,539,671)
Total shareholders’ deficit	(11,974,181)	(21,538,983)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$276,895,380	$275,728,138

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$254,048	$157,179	$1,064,064	$475,539
Loss from operations	(254,048)	(157,179)	(1,064,064)	(475,539)

Other income:
Dividend earned on trust account	1,241,319	3,539	1,640,380	12,202
Change in fair value of warrant liabilities	156,988	4,386,870	10,646,878	9,582,520
Offering expenses related to warrant issuance	—	—	—	(634,367)
Total other income, net	1,398,307	4,390,409	12,287,258	8,960,355

Net income	$1,144,259	$4,233,230	$11,223,194	$8,484,816

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,500,000	27,500,000	27,500,000	18,672,161
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.12	$0.33	$0.33
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	6,875,000	6,875,000	7,016,941
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.12	$0.33	$0.33

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Ordinary Shares
	Class A		Class B		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021 (Audited)	—	$—	6,875,000	$688	$—	$(21,539,671)	$(21,538,983)
Net income	—	—	—	—	—	7,390,254	7,390,254
Balance as of March 31, 2022	—	—	6,875,000	688	—	(14,149,417)	(14,148,729)
Measurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	—	—	(417,074)	(417,074)
Net income	—	—	—	—	—	2,688,681	2,688,681
Balance as of June 30, 2022	—	$—	6,875,000	$688	$—	(11,877,810)	$(11,877,122)
Measurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,241,318)	(1,241,318)
Net income	—	—	—	—	—	1,144,259	1,144,259
Balance as of September 30, 2022	—	$—	6,875,000	$688	$—	(11,974,869)	$(11,974,181)

	Ordinary Shares
	Class A		Class B		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2020 (Audited)	—	$—	7,187,500	$719	$24,281	$(12,845)	$12,155
Private placement warrants	—	—	—	—	796,950	—	796,950
Measurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	—	(821,231)	(23,943,308)	(24,764,539)
Net loss	—	—	—	—	—	(378,329)	(378,329)
Balance as of March 31, 2021	—	—	7,187,500	719	—	(24,334,482)	(24,333,763)
Forfeiture of founder shares pursuant to expiration of over-allotment option	—	—	(312,500)	(31)	31	—	—
Initial value of over-allotment private warrant liabilities	—	—	—	—	(441,302)	—	(441,302)
Measurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	—	441,302	(2,416,790)	(1,975,488)
Net income	—	—	—	—	—	4,629,915	4,629,915
Balance as of June 30, 2021	—	$—	6,875,000	$688	$31	$(22,121,326)	$(22,120,638)
Net income	—	—	—	—	—	4,233,230	4,233,230
Balance as of September 30, 2021	—	$—	6,875,000	$688	$31	$(17,888,096)	$(17,887,408)

See accompanying notes to the condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,223,194	$8,484,816
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on trust account	(1,640,380)	(12,202)
Change in fair value of warrant liability	(10,646,878)	(9,582,520)
Offering costs allocated to warrants	—	634,367
Changes in current assets and current liabilities:
Prepaid expenses	287,988	(607,226)
Accounts payable and accrued expenses	244,198	79,185
Net cash used in operating activities	(531,878)	(1,003,580)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	245,000,000
Proceeds of sale of option units to underwriters	—	25,000,000
Proceeds from issuance of private placement warrants	—	7,000,000
Proceeds from advance from related party	—	—
Proceeds from issuance of promissory note	478,363	—
Repayment of debt to related party	(131,634)	—
Payments of offering costs	—	(575,716)
Net cash provided by financing activities	346,729	276,424,284

Net Change in Cash	(185,149)	420,704
Cash - Beginning	213,495	—
Cash - Ending	$28,346	$420,704

Supplemental disclosure of non-cash financing activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$—	$275,000,000
Measurement of adjusted value of Class A Ordinary Shares to redemption value	$1,272,533	$—
Initial value of warrant liabilities	$—	$18,805,875
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$9,625,000

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $28,346 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000.  On August 18, 2022, the Company further amended and restated the Note in its entirety to increase the Note’s principal amount to $750,000. The Company intends to increase the principal of the Note in future periods to alleviate liquidity concerns, if necessary. As of September 30, 2022 and December 31, 2021, the Company had $555,363 and $77,000 borrowings outstanding under the Note, respectively.

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

Management has determined that the Company could have insufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties as needed. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete its Initial Business Combination by March 26, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 26, 2023.

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

Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax if, at the time of the redemption, the Company is a U.S. domestic corporation for U.S. tax purposes or if a repurchase is undertaken by a U.S. domestic subsidiary of the Company. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) whether the Company changes its jurisdiction and becomes a domestic corporation for U.S. tax purposes at the time of the redemption, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (iii) the structure of a Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (v) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the Trust Account had $276,658,392 and $275,018,013 held in marketable securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$915,407	$228,852	$8,978,555	$2,244,639

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	27,500,000	6,875,000

Basic and diluted net income per share	$0.03	$0.03	$0.33	$0.33

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,386,584	$846,646	$6,167,071	$2,317,615

Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	18,672,161	7,016,941

Basic and diluted net income per share	$0.12	$0.12	$0.33	$0.33

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of  September 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$275,000,000
Less:
Proceeds allocated to Public Warrants	(12,161,523)
Ordinary shares issuance costs	(14,578,504)
Plus:
Measurement of carrying value to redemption value	26,740,027
Contingently redeemable ordinary shares at December 31, 2021	$275,000,000
Plus:
Re-measurement of carrying value to redemption value	1,658,392
Contingently redeemable ordinary shares at September 30, 2022	$276,658,392

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

Advance from Related Party

On June 17, 2022, the Sponsor issued an advance payment of $16,563 towards the Company’s liabilities. In connection with the amendment and restatement of the promissory note issued to the Sponsor on August 12, 2022, the balance of advances from the Sponsor as of that time was combined with the amount outstanding under the promissory note. As of September 30, 2022, no advances from the Sponsor were outstanding.

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

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note to increase the Note’s principal amount to $500,000. On August 18, 2022, the Company further amended and restated the Note to increase the Note’s principal amount to $750,000. As of September 30, 2022 and December 31, 2021, the Company had $555,363 and $77,000 outstanding under the Note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to be obligated to pay the Sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred and accrued $43,157 and $0 of administrative support services fees, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred and accrued $131,519 and $0 of administrative support services fees, respectively.

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

Legal Fees

The Company has engaged a law firm to provide legal due diligence services and business combination services related to potential business combination target companies. The Company expects that all fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of its initial Business Combination.  Deferred legal fees of $1,066,100 and $927,413 have been recorded and presented within accrued expenses within the accompanying condensed balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 27,500,000 shares of Class A Ordinary Shares outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in trust account	$276,658,392	$276,658,392	$—	$—
Total	$276,658,392	$276,658,392	$—	$—
Liabilities:
Public Warrants	446,416	446,416	—	—
Private Warrants	251,772	—	251,772	—
Total	$698,188	$446,416	$251,772	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash held in trust account	$275,018,013	$275,018,013	$—	$—
Total	$275,018,013	$275,018,013	$—	$—
Liabilities:
Public Warrants	7,332,417	7,332,417	—	—
Private Warrants	4,012,649	—	—	4,012,649
Total	$11,345,066	$7,332,417	$—	$4,012,649

The fair value of the Public Warrants at September 30, 2022 and December 31, 2021 was classified as Level 1 due to the use of an observable market quote in an active market. Taking into account the make-whole provision included in the warrant agreement, the Private Warrants are classified as level 2.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding fair value measurements of warrant liabilities as of December 31, 2021:

December 31, 2021
Share price	$9.80
Strike price	$11.50
Term (in years)	5.45
Volatility	15.50%
Risk-free rate	1.30%
Dividend yield	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over- allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of December 31, 2021	$6,665,833	$3,745,139	$666,584	$267,510	$11,345,066
Change in valuation inputs or other assumptions	(4,609,166)	(2,587,575)	(460,917)	(184,828)	(7,842,486)
Fair value as of March 31, 2022	2,056,667	1,157,564	205,667	82,682	3,502,580
Change in valuation inputs or other assumptions	(1,556,667)	(872,733)	(155,667)	(62,337)	(2,647,404)
Fair value as of June 30, 2022	500,000	284,831	50,000	20,345	855,176
Change in valuation inputs or other assumptions	(94,167)	(49,844)	(9,417)	(3,560)	(156,988)
Fair value as of September 30, 2022	$405,833	$234,987	$40,583	$16,785	$698,188

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, we had cash outside the trust account of $28,346 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. As of September 30, 2022 and December 31, 2021, we had $555,363 and $77,000, respectively, in borrowings outstanding under the note.

We anticipate that the $28,346 outside of the trust account as of September 30, 2022 will be sufficient to allow us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the trust account, funds available to us under the amended and restated promissory note issued on April 12, 2022 and any additional Working Capital Loans (as defined in Note 6 to the unaudited condensed financial statements included herein) from our initial shareholders, officers and directors, or their respective affiliates (which is described in Note 6 to the unaudited condensed financial statements included herein), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our business combination.

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

Management has determined that the Company could have insufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties as needed. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete its Initial Business Combination by March 26, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 26, 2023.

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

Results of Operations

All of our activities since inception through September 30, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the three months ended September 30, 2022, we had $1,144,259 in net income. We incurred $254,048 of operating costs. We experienced a decrease in fair value of our warrant liabilities of $156,988 and dividends earned on the trust account of $1,241,319 on our amounts held in the trust account.

For the nine months ended September 30, 2022, we had $11,223,194 in net income. We incurred $1,064,064 of operating costs. We experienced a decrease in fair value of our warrant liabilities of $10,646,878 and dividends earned on the trust account of $1,640,380 on our amounts held in the trust account.

For the three months ended September 30, 2021, we had $4,233,230 in net income. We incurred $157,179 of operating costs. We had income on the change in fair value of our warrant liabilities of $4,386,870 and dividends of $3,539 earned on our amounts held in the Trust Account.

For the nine months ended September 30, 2021, we had $8,484,816 in net income. We incurred $475,539 of formation and operating costs consisting mostly of general and administrative expenses. We had income on the change in fair value of our warrant liabilities of $9,582,520 and dividends of $12,202 earned on our amounts held in the Trust Account, offset by offering expenses related to warrants of $634,367 for the nine months ended September 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than as described below.

We entered into an administrative services agreement to pay our sponsor a monthly fee of up to $15,000 for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. We began incurring these fees on March 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation. For the three months ended September 30, 2022 and 2021, the Company incurred and accrued $43,157 and $0 of administrative support services fees, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred and accrued $131,519 and $0 of administrative support services fees, respectively.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of September 30, 2022 and December 31, 2021, we had $555,363 and $77,000, respectively, in borrowings outstanding under the note. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act.

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

During the financial close process for the three months ended March 31, 2022, we identified a material weakness related to the Company’s review of accrued liabilities, specifically, the deferred legal fees mentioned in Note 6. While we have a control to reconcile accrued liabilities, we plan to continue to enhance our control around the search of unrecorded liabilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

As a result of errors identified in the financial reporting and closing process, we determined that a material weakness existed in our internal control.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, given the material weakness in our internal control over financial reporting described below, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

Notwithstanding the identified material weakness as of September 30, 2022, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Dated: November 14, 2022