Form 10-K
period 2022-12-31
Disruptive Acquisition Corp I
filed 2023-04-17
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant, began trading on The Nasdaq Capital Market on March 24, 2021. Commencing May 14, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units. On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates of the registrant was $269,225,000 (based on the closing sales price of the ordinary shares on June 30, 2022 of $9.79).

As of April 17, 2023, 1,709,100 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
None

DISRUPTIVE ACQUISITION CORPORATION I
ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company,” or “our company” are to Disruptive Acquisition Corporation I, a Cayman Islands exempted company; “amended and restated memorandum and articles of association” are to our Second Amended and Restated Memorandum and Articles of Association;

“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

“Continental” are to Continental Stock Transfer & Trust Company;

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

“warrant agreement” are to the warrant agreement dated March 26, 2021, between us and Continental Stock Transfer & Trust Company, as warrant agent;

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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic or similar public health emergencies, the Russian invasion against Ukraine and resulting sanctions, supply chain disruptions and rising inflation rates;

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, the Russian invasion against Ukraine and resulting sanctions, supply chain disruptions and rising inflation rates, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Disruptive has significant experience investing in late-stage technology companies and has deployed more than 3.7 billion dollars in capital through December 31, 2022 into businesses that it believes will transform into some of the world’s most valuable companies. The Disruptive team has deployed this capital prudently, without generating excessive publicity, which target companies and investors have appreciated. Disruptive has a proven track record of identifying and investing in private companies poised to become successful public companies. Notable investments include:

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

Athlete Advisory Council

To further enhance our access and reach in identifying a potential business combination, we have created our Athlete Advisory Council (the “Council”). The Council includes elite athletes across a range of professional sports and geographies. Disruptive already has established organic relationships with many athletes, which we believe will help us and the Council drive long-term shareholder value in a collaborative, productive way. We expect the Council members to play an active role in helping to source potential opportunities through their vast networks and we will aim to leverage the Council members’ relationships with unique and culturally relevant brands and platforms to help identify attractive targets. We believe the Council will provide a competitive advantage as we seek out a world-class brand in the health and wellness, entertainment and consumer-facing technology sectors, as potential acquisition targets may find us to be a more attractive partner in light of the athletes’ brand, reputation, reach and ability to contribute to the success of the target. We believe the athletes can provide significant consumer engagement and outreach via their fan base and social media platforms and can act as true brand ambassadors. Members of the Council have a vested interest in continual involvement with us to help drive long-term growth and capital. The Council includes up to five elite athletes who will continue to meet regularly until our initial business combination is completed. The current Council members are Justin B. Verlander, Canelo S. Alvarez Barragan, Patrick L. Mahomes II, Naomi Osaka and Robert Lewandowski.

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

On February 14, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”). At the Extraordinary Meeting, our shareholders approved, among other things, an amendment to our amended and restated memorandum and articles of association to extend the date by which we have to consummate an initial business combination (the “Extension Vote”) from March 26, 2023 to March 26, 2024 (the “Extended Date”) or such earlier date as shall be determined by our board of directors and publicly announced by us (the “Amended Termination Date”).

In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79 (the “February 2023 Redemptions”).

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the funds currently deposited in the trust account, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we maintain the listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, following the February 2023 Redemptions, we would not need any of the 1,709,100 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than 15% of the Public Shares in the aggregate (any such Public Shares in excess of 15%, the “Excess Shares”) without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we again conduct redemptions in connection with a shareholder vote, we intend to again require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 26, 2024 (as such period may be further extended pursuant to a shareholder vote).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Following the Extension Vote, our amended and restated memorandum and articles of association provide that we will have only until March 26, 2024, or during any extended time that we have to consummate a business combination beyond March 26, 2024 as a result of a shareholder vote to further amend our amended and restated memorandum and articles of association (an “Extension Period”), to complete our initial business combination. If we have not completed our initial business combination by March 26, 2024, or during any later period approved by our shareholders, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we do not complete our initial business combination by March 26, 2023, i.e., within 24 months from the closing of our initial public offering, or during any later period approved by our shareholders (including the Extended Date). However, to the extent our sponsor or management team acquired public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 26, 2023, i.e., within 24 months from the closing of our initial public offering, or during any later period approved by our shareholders (including the Extended Date), or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. However, following the February 2023 Redemptions, we may not need any of the 1,709,100 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

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

Following the February 2023 Redemptions, our initial shareholders and members of our management team collectively own more than 80% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, following the February 2023 Redemptions, we would not need any of the 1,709,100 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, particularly given the February 2023 Redemptions, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination, absent additional financial arrangements. The amount of the deferred underwriting discount payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting discount, to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting discount, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting discount.

The ability of our public shareholders to exercise redemption rights with respect to our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

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

The ability of our public shareholders to exercise redemption rights with respect to our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

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

The requirement that we complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the continuing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The coronavirus (COVID-19) pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Moreover, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, increased inflation, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets have been experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

While inflation in the United States and global markets has been relatively low in recent years, since 2021, the economy in the United States and global markets has encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Such increases in inflation and corresponding increases in interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, increased cost of capital, as well as national, regional and international economic slowdown or recession, any of which could make it more difficult for us to consummate an initial business combination.

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of a business combination with a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targets as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete an initial business combination. Further, our ability to complete an initial business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations, whether due to inflation or otherwise, or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants remaining in the trust account. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be further reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by March 26, 2024, or during any later period approved by our shareholders, subject to applicable law, and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, in each case potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Public Shares, you will lose the ability to redeem all such shares in excess of 15% of our Public Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We have encountered and expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

On September 24, 2020, Alexander J. Davis, our Chief Executive Officer and Chairman and the Chief Executive Officer and Founder of Disruptive, filed an action in the Superior Court of the State of California against Kenneth Rickel, the second husband of Mr. Davis’s mother. Mr. Davis seeks a declaratory judgment that an April 29, 2014 settlement agreement between the parties should be enforced according to its terms. The settlement agreement resolved the parties’ dispute with respect to the ownership of Disruptive Technology Solutions, LLC (the “Fund”), a fund established to invest in securities of Palantir Technologies Inc., the Fund’s affiliates, and “related business operations.” In response, on December 7, 2020, Mr. Rickel filed a cross-complaint. On July 20, 2021, the Court granted Mr. Rickel leave to file an amended cross-complaint. The amended cross-complaint names as defendants 44 entities affiliated with Mr. Davis, including us and our sponsor. On September 10, 2021, defendants filed a demurrer seeking the dismissal of certain of Mr. Rickel’s claims, including his claims against us and our sponsor. On September 23, 2021, the court, following oral argument of counsel, agreed with Mr. Davis’s interpretation of the settlement agreement but the litigation between the parties remains ongoing. On March 28, 2022, the Court issued a tentative ruling on defendants’ demurrer, holding that certain claims against us and our sponsor could proceed. On March 29, 2022, the Court adopted the tentative ruling as the final order of the Court. On February 3, 2023, Mr. Rickel filed a motion for summary adjudication seeking summary adjudication as to certain of Mr. Davis’s affirmative defenses. On February 6, 2023, Mr. Davis filed a motion for summary adjudication seeking summary adjudication as to Mr. Rickel’s third cause of action for breach of the covenant of good faith and fair dealing and fourth cause of action for fraudulent concealment. On March 6, 2023, the Court set a trial date for September 26, 2023. Any such litigation, unrelated to our business affairs but involving members of our management team, Disruptive or their affiliated entities, may be detrimental to our reputation, may negatively impact our ability to attract suitable potential acquisition targets and our ability to identify and complete an initial business combination, and may have an adverse effect on the price of our securities.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until March 26, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,000,000 became available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with the funds available to us under the third amended and restated promissory note that we issued on April 17, 2023 to an affiliate of our sponsor, will be sufficient to allow us to operate at least until March 26, 2024. However, we cannot assure you that our estimate is accurate. Of these funds, we could use a portion available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor, Disruptive Acquisition Sponsor I, LLC, is a Delaware limited liability company and is not controlled by, and does not have substantial ties with, a non-U.S. person. However, we could become a foreign person if a foreign investor acquires a significant interest in us and is viewed as having the ability to exercise control over us.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a business combination to be consummated with us, we may not be able to consummate a business combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete a business combination may be limited. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive per-share amount available for redemption from the trust account, will lose any potential investment opportunity in a target company and the chance of realizing future gains due to any price appreciation in the combined company, and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 172,500,000 and 13,125,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are currently no preferred shares issued and outstanding.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of our initial public offering remaining in the trust account and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

We determined that our warrants will be accounted as a warrant liability, which may have an adverse effect on the market price of our Class A Ordinary Shares and may make it more difficult for us to consummate an initial business combination.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management determines that such third party’s engagement would be significantly more beneficial to the company than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a business combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the date of the registration statement for its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (a “SPAC”), including a company like ours, which does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed the IPO in March 2021 and have operated as a blank check company searching for a target business with which to consummate a business combination since such time (or approximately 24 months after the effective date of the IPO, as of the date of this Annual Report). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

In addition, if we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the investment management trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by March 26, 2024, or during any later period approved by our shareholders, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we cease to invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and our warrants will expire worthless.

The funds in the trust account have, since our initial public offering (the “IPO”), been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $3,984,823.69 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may in the future instruct Continental to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earliest of our completion of a business combination, the Extended Date, or the Amended Termination Date, as applicable. Following such liquidation of the assets in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or our liquidation if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption would not increase in the future, and those shareholders who elect not to redeem all or a portion of their public shares in connection with the Extension Vote would receive no more than the same per share amount, without additional interest, if they redeemed all or a portion of their public shares in connection with a business combination or if we are liquidated in the future, in each case as compared with the per share amount they would have received if they had redeemed all or a portion of their public shares in connection with the Extension Vote.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account currently are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

We may not hold another annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Following our listing, we held an Extraordinary Meeting in satisfaction of the Nasdaq listing requirements. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold another annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

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

We may be subject to an excise tax under the Inflation Reduction Act of 2022 in connection with redemptions of our ordinary shares after December 31, 2022.

The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the IRS recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.

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

On December 30, 2020, we issued to our sponsor an aggregate of 7,187,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of our expenses. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the then-expected total size of our initial public offering of 28,750,000 units (assuming the underwriters’ overallotment option was exercised in full) and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. On March 8, 2021, our sponsor transferred 35,000 founder shares to Karen L. Finerman, our independent director, 30,000 founder shares to each of James R. Blake and Galen C. Smith, our independent directors, and 20,000 founder shares to each of Alexander J. Davis and David M. Tarnowski, our directors, in each case at their original purchase price. On May 10, 2021, in connection with the expiration of the underwriters’ overallotment option, our sponsor surrendered 312,500 founder shares. As a result, our sponsor now owns 6,875,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, in connection with our initial public offering and the underwriters’ partial exercise of their overallotment option, our sponsor purchased an aggregate of 5,000,000 private placement warrants at a price of $1.50 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as March 26, 2024 nears, which is the deadline for our completion of an initial business combination (as such deadline may be further extended pursuant to a shareholder vote).

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, including from any third-party financing, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and instruments and agreements governing our securities, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company. Amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by March 26, 2024, or during any later period approved by our shareholders, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders and members of our management team, who collectively beneficially own more than 80% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association that govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 26, 2024, or during any later period approved by our shareholders, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders and members of our management team collectively own more than 80% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold another annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Our warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then-outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then-outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us. None of us, our directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if we are unable to complete a business combination by March 26, 2024 (absent any further extensions of such period with shareholder approval), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the remaining net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have had net tangible assets in excess of $5,000,000 following the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

We believe that we were a passive foreign investment company (a “PFIC”) for our 2021 and 2022 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor holding our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our 2021 and 2022 taxable years. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature of the income, assets and activities of the company with which we combine, the details of which are currently uncertain. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A ordinary shares or warrants, we will generally continue to be treated as a PFIC with respect to such U.S. investor’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year.

We will endeavor to provide to a U.S. investor such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. investor to make and maintain a “qualified electing fund” election, which could mitigate certain of the adverse U.S. federal income tax consequences of our PFIC status to U.S. investors, but there can be no assurance that we will timely provide such information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisers regarding the possible application of the PFIC rules. For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the section of our IPO prospectus captioned “Taxation—United States Federal Income Tax Considerations —Passive Foreign Investment Company Rules.”

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Since only holders of our founder shares will have the right to vote on the election of directors and our sponsor and directors collectively own more than 80% of our voting power, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors and our sponsor and directors collectively own more than 80% of our voting power. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq listing rules. Under Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We do not plan to utilize these exemptions and intend to continue to comply with all of the corporate governance requirements of Nasdaq. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

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

(b) Holders

On April 17, 2023, there were one holder of record of our units, one holder of record of our Class A ordinary shares, six holders of our Class B ordinary shares and two holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Use of Proceeds

Of the $277,000,000 in proceeds we received from our initial public offering and the sale of the private placement warrants, a total of $275,000,000, including $9,625,000 payable to the underwriters for a deferred underwriting discount, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. We incurred a total of $587,871 of other costs and expenses related to our initial public offering and the sale of the private placement warrants. The remaining proceeds were used for working capital purposes. On February 27, 2023, we instructed Continental to withdraw from our trust account an aggregate of $263,071,273.79 to satisfy the February 2023 Redemptions.

There has been no material change in the planned use of the remaining proceeds from such use as described in our registration statement on Form S-1 (File No. 333-253971), which was declared effective by the SEC on March 23, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

On February 14, 2023, we held the Extraordinary Meeting. At the Extraordinary Meeting, our shareholders approved, among other things, an amendment to our amended and restated memorandum and articles of association to extend the date that we have to consummate an initial business combination from March 26, 2023 to March 26, 2024 and (iii) such earlier date as shall be determined by our board of directors and publicly announced by us. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79.

Our management has broad discretion with respect to the specific application of the net proceeds from our initial public offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

We will only have until March 26, 2024 (as such period may be further extended pursuant to a shareholder vote) to complete our initial business combination. If we have not completed our initial business combination within this time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete our initial business combination within the allotted period.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Liquidity and Capital Resources

As of December 31, 2022, we had cash outside the trust account of $28,039 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2022, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. As of December 31, 2022 and 2021, we had $750,000 and $77,000, respectively, in borrowings outstanding under the Note. On April 17, 2023, we again amended and restated the Note to increase its principal amount to $1,500,000.

Until consummation of our business combination, we will be using the funds not held in the trust account, funds available to us under the Note, and any additional Working Capital Loans (as defined in Note 5 to the financial statements included herein) from our initial shareholders, officers and directors, or their respective affiliates (which is described in Note 5 to the financial statements included herein), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to the consummation of our initial business combination and may need to raise additional capital, e.g., through loans from our Sponsor, officers, directors or third parties. If we are unable to raise additional capital, we may be required to take additional measures to preserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. We cannot assure you that our plans to consummate an initial business combination before March 26, 2024 (absent any further extensions of such period with shareholder approval) will be successful.

In addition, we only have until March 26, 2024 (as such period may be further extended pursuant to a shareholder vote) to complete our initial business combination. If we have not completed our initial business combination within this period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Class A ordinary shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, and subject to our obligations under Cayman Islands law, in the case of clauses (ii) and (iii), provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete our initial business combination within the period.

Management has determined that we could have insufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors or third parties as needed. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. We cannot provide any assurance that new financing will be available to us on acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete our initial business combination by March 26, 2024 (unless such a period is further extended as described herein), then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 26, 2024.

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

Results of Operations

All of our activities since inception through December 31, 2022 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the year ended December 31, 2022, we had $13,575,241 in net income. We incurred $1,559,215 of formation and operating costs consisting mostly of general and administrative expenses. We had income on the change in fair value of our warrant liabilities of $11,167,645 and investment income of $3,966,811 on our amounts held in the trust account. We expect our investment income following the February 2023 Redemptions to be materially lower than during the year ended December 31, 2022 given the lower amount held in the trust account.

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

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of December 31, 2022 and 2021, we had $750,000 and $77,000, respectively, in borrowings outstanding under the note. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. On April 17, 2023, we again amended and restated the Note to increase its principal amount to $1,500,000.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79. As a result, there are currently 1,709,100 Class A ordinary shares outstanding.

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

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, it would have on our financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we may elect to rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 17, 2023, we amended and restated the unsecured promissory note issued to an affiliate of the sponsor to increase its principal amount to up to $1,500,000. The proceeds of the Note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) thirty-six (36) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the completion of an initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated.

The foregoing description is qualified in its entirety by the full text of the Note, which is filed as Exhibit 10.14 hereto and incorporated by reference herein.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Alexander J. Davis	40	Chief Executive Officer and Chairman
Phillip C. Caputo	42	Chief Financial Officer
David M. Tarnowski	41	Chief Operating Officer and Director
Mardy S. Fish	41	Vice President, Business Development
James R. Blake	43	Director
Karen L. Finerman	58	Director
Galen C. Smith	46	Director

Our directors and executive officers are as follows:

Alexander J. Davis, Chief Executive Officer and Chairman

Alexander J. Davis has served as our Chief Executive Officer and Chairman since the inception of Disruptive Acquisition Corporation I. Since June 2012, Mr. Davis has been the Founder and Chief Executive Officer at Disruptive, a merchant bank with investments in top-performing, late-stage private technology companies. He has grown Disruptive to deploy more than 3.7 billion dollars in the private markets, working with a diverse group of leading global investors and portfolio companies such as Palantir (where, as of the day of Palantir’s direct listing, Disruptive was the second-largest outside shareholder), Hims (where Disruptive was the second-largest contributor of private capital), UiPath, Pinterest and Spotify. Since inception, Mr. Davis has identified attractive business extensions and expanded the firm into four business lines—proprietary investments, investment banking, business development and a liquidity fund (which provides financing to private technology company share and option holders)—that coalesce to provide a full suite of services in support of Disruptive’s portfolio companies. Before founding Disruptive, Mr. Davis served as the Founding Managing Director of Ten-X, LLC (formerly Auction.com) from 2007 to 2011, where he led the company in its transition from a traditional “brick and mortar” auction company into a technology-enabled marketplace. Mr. Davis and his wife, Lindsay, co-chair The Giving Fund, a charitable foundation dedicated to helping those less fortunate. He also served on the board of Operation Underground Railroad (O.U.R.), a nonprofit organization working toward the permanent eradication of child sex trafficking. We believe Mr. Davis’s entrepreneurial, business and investment experience makes him well qualified to serve on our board of directors.

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

James R. Blake, Director

James R. Blake has served as a member of our board of directors since March 23, 2021. Since January 2018, Mr. Blake has been the tournament director of the Miami Open, one of the biggest events on the ATP and WTA calendars, including during the tournament’s historic move to Hard Rock Stadium. Before that, from 2015 to 2018, Mr. Blake served as the chairperson of the USTA Foundation, the national charitable arm of U.S. Tennis Association, Inc. Mr. Blake’s first career was as a professional tennis player, earning career-high American No. 1 and world No. 4 ATP rankings before retiring in 2013. Some of his career highlights include representing the United States in the 2008 Olympic Games in Beijing and victories over Roger Federer, Andre Agassi and Rafael Nadal. Mr. Blake also played an integral role on the Davis Cup team during the U.S. team’s title run in 2007 and was elected to serve a two-year term as the Vice President of the ATP Player Council. In 2008, he founded the James Blake Foundation, a nonprofit that has donated approximately $1.2 million to fund research for early detection of cancer at Memorial Sloan Kettering Cancer Center in New York City. We believe Mr. Blake’s experience, along with his relationships with professional athletes, makes him well qualified to serve on our board of directors.

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

Galen C. Smith, Director

Galen C. Smith has served as a member of our board of directors since March 23, 2021. From 2016 to 2022, Mr. Smith served as Chief Executive Officer of Redbox Entertainment Inc. (“Redbox”), an entertainment distribution company, and was a board member at Redbox from October 2021 to August 2022. From the acquisition of Redbox by Chicken Soup for the Soul Entertainment, Inc. (“Chicken Soup”) in August 2022 to January 2023, Mr. Smith served as executive vice chairman of Redbox and Chicken Soup. From 2013 to 2016, he served as Chief Financial Officer of Outerwall, a leading provider of automated retail solutions, including Redbox, Coinstar and ecoATM. From 2009 to 2013, Mr. Smith served in various financial positions at Outerwall, including as Senior Vice President of Finance at Redbox and as Outerwall’s Corporate Vice President, Finance and Treasurer. Before joining Outerwall, Mr. Smith was an investment banker at Morgan Stanley & Co., working in the consumer and retail investment banking group from 2007 to 2009. He served on the board of directors of CareerBuilder from 2017 to 2022. Mr. Smith received an MBA from the University of Chicago and a B.A. from Wheaton College. We believe Mr. Smith’s experience in finance and entertainment make him well qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual general meeting until one year after our first fiscal year-end following our listing on Nasdaq. We held an Extraordinary Meeting and reelected Karen L. Finerman as a Class 1 director in satisfaction of the Nasdaq listing requirements. The term of office of the first class of directors, consisting of Karen L. Finerman, was renewed at the Extraordinary Meeting. The term of office of the second class of directors, consisting of James R. Blake and Galen C. Smith, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Alexander J. Davis and David M. Tarnowski, will expire at the third annual general meeting.

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

Notwithstanding the foregoing, as indicated above, other than the obligation to pay to an affiliate of our sponsor up to $15,000 per month following our initial public offering, until the earlier of our liquidation and the completion of an initial business combination, for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the Disruptive-related and other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Alexander J. Davis	Disruptive	Investment	Chief Executive Officer
	The Giving Fund	Nonprofit	Chairman
Philip C. Caputo	Disruptive	Investment	Chief Financial Officer
David M. Tarnowski	Disruptive	Investment	Managing Director and Chief Operating Officer
Mardy S. Fish	Disruptive	Investment	Vice President, Business Development
	Mardy Fish Children’s Foundation	Nonprofit	Chairman
James R. Blake	The James Blake Foundation	Nonprofit	Chairman
Karen L. Finerman	Michael J. Fox Foundation	Nonprofit	Director
	Metropolitan Capital Advisors, Inc.	Hedge Fund	Co-Founder and Chief Executive Officer
Galen C. Smith	Seattle Pacific University Foundation	Nonprofit	Director

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

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after our initial public offering in favor of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at February 14, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of a class of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of February 14, 2023. The following table also does not give effect to the February 2023 Redemptions. As disclosed elsewhere in this Annual Report, as a result of the February 2023 Redemptions, there are currently 1,709,100 Class A ordinary shares outstanding.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Hudson Bay Capital Management LP(3)	2,025,615	7.37%	—	—	5.89%
Millennium Management LLC(4)	1,683,680	6.10%	—	—	4.89%
Glazer Capital, LLC(5)	1,667,021	6.06%	—	—	4.84%
Entities affiliated with Farallon Funds(6)	1,400,000	5.09%	—	—	4.07%
Disruptive Acquisition Sponsor I, LLC(7)	—	—	6,740,000	98.04%	19.61%
Alexander J. Davis	—	—	20,000	*	*
Phillip C. Caputo	—	—	—	—	—
David M. Tarnowski	—	—	20,000	*	*
Mardy S. Fish	—	—	—	—	—
James R. Blake	—	—	30,000	*	*
Karen L. Finerman	—	—	35,000	*	*
Galen C. Smith	—	—	30,000	*	*
All directors and officers as a group (seven individuals)	—	—	135,000	1.96%	*

*	Less than one 1%.

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 11501 Rock Rose Avenue, Suite 200, Austin, Texas 78758.

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

(4)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Millennium Group Management LLC serves as the managing member of Millennium Management LLC. Israel A. Englander serves as the sole voting trustee of the managing member. Mr. Englander disclaims beneficial ownership of these securities. The address of Millennium Group Management LLC is 399 Park Avenue, New York, New York 10022.

(5)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Glazer Capital, LLC serves as the investment manager of Glazer Funds. Paul J. Glazer serves as the Managing Member of Glazer Capital. Mr. Glazer disclaims beneficial ownership of these securities. The address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)
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

(7)
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

Following the February 2023 Redemptions, our initial shareholders and members of our management team collectively beneficially own more than 80% of the issued and outstanding ordinary shares (excluding the representative shares). Prior to our initial business combination, only holders of our founders shares have the right to vote on the election of directors, and holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively control the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

In connection with our initial public offering and the underwriters’ partial exercise of their overallotment option, our sponsor purchased an aggregate of 5,000,000 private placement warrants at a price of $1.50 per warrant. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. If we do not complete our initial business combination by March 26, 2024 (as such deadline may be further extended pursuant to a shareholder vote), the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

We entered into an administrative services agreement pursuant to which we are obligated to pay our sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until March 26, 2024, our sponsor will be paid an aggregate of up to approximately $540,000 ($15,000 per month) for office space, utilities, secretarial and administrative support services provided to us and other expenses and obligations of our sponsor and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of the initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the working capital note may be accelerated. On April 12, 2022, August 18, 2022 and April 17, 2023, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000, $750,000 and $1,500,000, respectively.

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

Item 14.	Principal Accountant Fees and Services

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. During the period from December 29, 2020 (inception) through December 31, 2020, no fees were paid to our independent registered public accounting firm. During the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $86,005 for the services Marcum performed in connection with our initial public offering, our Quarterly Reports on Form 10-Q for the first, second and third fiscal quarter of 2021, the restatements of our audited balance sheet as of March 26, 2021 filed on May 27, 2021 and November 22, 2021, and the audit of our financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021. During the year ended December 31, 2022, fees for our independent registered public accounting firm were approximately $81,750 for the services Marcum performed in connection with our Quarterly Reports on Form 10-Q for the first, second and third fiscal quarter of 2022 and the audit of our financial statements as of and for the year ended December 31, 2022 included in this Annual Report.

Audit-Related Fees. During the period from December 29, 2020 (inception) through December 31, 2020 and the years ended December 31, 2021 and 2022, our independent registered public accounting firm did not render assurance and services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from December 29, 2020 (inception) through December 31, 2020 and the years ended December 31, 2021 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from December 29, 2020 (inception) through December 31, 2020 and the years ended December 31, 2021 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

3.1	Second Amended and Restated Memorandum and Articles of Association*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended*

4.2	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-253971) filed with the SEC on March 8, 2021)

4.3	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-253971) filed with the SEC on March 8, 2021)

4.4	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-253971) filed with the SEC on March 8, 2021)

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
10.2
Investment Management Trust Agreement, dated March 26, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.3
Amendment to Investment Management Trust Agreement, dated February 14, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023)

10.4
Registration Rights Agreement, dated March 26, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.5
Administrative Services Agreement, dated March 26, 2021, between the Company and Disruptive Acquisition Sponsor I, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.6
Private Placement Warrants Purchase Agreement, dated March 26, 2021, between the Company and Disruptive Acquisition Sponsor I, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.7
Indemnity Agreement, dated March 23, 2021, between the Company and Alexander J. Davis (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.8
Indemnity Agreement, dated March 23, 2021, between the Company and Phillip C. Caputo (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.9
Indemnity Agreement, dated March 23, 2021, between the Company and David M. Tarnowski (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.10
Indemnity Agreement, dated March 23, 2021, between the Company and Mardy S. Fish (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.11
Indemnity Agreement, dated March 23, 2021, between the Company and James R. Blake (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.12
Indemnity Agreement, dated March 23, 2021, between the Company and Karen L. Finerman (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.13
Indemnity Agreement, dated March 23, 2021, between the Company and Galen C. Smith (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021)

10.14	Third Amended and Restated Promissory Note, dated April 17, 2023, issued by Disruptive Acquisition Corporation I to an affiliate of Disruptive Acquisition Sponsor I, LLC*

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

Exhibit No.	Description
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2023.

Disruptive Acquisition Corporation I

By:	/s/ Alexander J. Davis
Name: Alexander J. Davis
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Alexander J. Davis	Chief Executive Officer and Chairman (Principal Executive Officer)	April 17, 2023
Alexander J. Davis

/s/ Phillip C. Caputo	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023
Phillip C. Caputo

/s/ David M. Tarnowski	Director	April 17, 2023
David M. Tarnowski

/s/ James R. Blake	Director	April 17, 2023
James R. Blake

/s/ Karen L. Finerman	Director	April 17, 2023
Karen L. Finerman

/s/ Galen C. Smith	Director	April 17, 2023
Galen C. Smith

DISRUPTIVE ACQUISITION CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Disruptive Acquisition Corporation I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Disruptive Acquisition Corporation I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
April 17, 2023

DISRUPTIVE ACQUISITION CORPORATION I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$28,039	$213,495
Prepaid expenses	90,445	406,185
Total current assets	118,484	619,680
Prepaid expenses – non-current	—	90,445
Marketable securities held in trust account	278,984,824	275,018,013
Total assets	$279,103,308	$275,728,138

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,460,388	$1,088,421
Due to related party	54,241	131,634
Promissory note – related party	—	77,000
Total current liabilities	1,514,629	1,297,055
Warrant liabilities	177,421	11,345,066
Promissory note - related party - long term	750,000	—
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	12,067,050	22,267,121

Commitments and contingencies (see Note 6)
Class A ordinary shares subject to possible redemption, 27,500,000 shares at redemption value of $10.14 and $10.00 at December 31, 2022 and 2021, respectively	278,984,823	275,000,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 27,500,000 shares subject to possible redemption at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding at December 31, 2022 and 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(11,949,253)	(21,539,671)
Total shareholders’ deficit	(11,948,565)	(21,538,983)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$279,103,308	$275,728,138

See accompanying notes to the financial statements

 DISRUPTIVE ACQUISITION CORPORATION I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the year ended December 31, 2021
Formation and operating costs	$1,559,215	$2,011,214
Loss from operations	(1,559,215)	(2,011,214)

Other income:
Dividend earned on trust account	3,966,811	18,013
Change in fair value of warrant liabilities	11,167,645	7,460,809
Offering expenses related to warrant issuance	—	(634,367)
Total other income, net	15,134,456	6,844,455

Net income	$13,575,241	$4,833,241

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,500,000	20,897,260
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.39	$0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	6,981,164
Basic and diluted net income per share, Class B ordinary shares	$0.39	$0.17

 See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Total
	Class B		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	7,187,500	$719	$24,281	$(12,845)	$12,155
Private placement warrants	—	—	796,950	—	796,950
Forfeiture of founder shares pursuant to expiration of over-allotment option	(312,500)	(31)	31	—	—
Initial value of over-allotment private warrant liabilities	—	—	(441,302)	—	(441,302)
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	(379,960)	(26,360,067)	(26,740,027)
Net income	—	—	—	4,833,241	4,833,241
Balance as of December 31, 2021	6,875,000	$688	$—	$(21,539,671)	$(21,538,983)
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	(3,984,823)	(3,984,823)
Net income	—	—	—	13,575,241	13,575,241
Balance as of December 31, 2022	6,875,000	$688	$—	$(11,949,253)	$(11,948,565)

See accompanying notes to the financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash Flows from operating activities:
Net income	$13,575,241	$4,833,241
Adjustments to reconcile net income to cash provided by operating activities:
Formation costs paid by Sponsor	—	77,000
Dividend earned on trust account	(3,966,811)	(18,013)
Change in fair value of warrant liability	(11,167,645)	(7,460,809)
Offering costs allocated to warrants	—	634,367
Changes in current assets and current liabilities:
Prepaid assets	406,185	(496,630)
Accounts payable and accrued expenses	371,967	1,088,421
Due to related party	—	131,634
Net cash used in operating activities	(781,063)	(1,210,789)

Cash flows from investing activities:
Investment of cash into trust account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	245,000,000
Proceeds from sale of option units to underwriters	—	25,000,000
Proceeds from issuance of private placement warrants	—	7,000,000
Proceeds from issuance of promissory note	673,000	—
Repayment of debt to related party	(77,393)	—
Payments of offering costs	—	(575,716)
Net cash provided by financing activities	595,607	276,424,284

Net change in cash	(185,456)	213,495
Cash - Beginning	213,495	—
Cash - Ending	$28,039	$213,495

Supplemental disclosure of non-cash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$275,000,000
Initial value of warrant liabilities	$—	$18,805,875
Deferred underwriting discount payable charged to additional paid-in capital	$—	$9,625,000
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	$3,984,823	$—

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the year ended December 31, 2022, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On February 14, 2023, the Company held the Extraordinary Meeting. At the Extraordinary Meeting, the Company’s shareholders approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate an initial Business Combination from March 26, 2023 to March 26, 2024 and (iii) such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79.

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

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, will be held in the Trust Account and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay the Company’s taxes and up to $100,000 to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (as such period may be extended pursuant to a shareholder vote, the “Combination Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. On February 14, 2023, the Company held the Extraordinary Meeting. At the Extraordinary Meeting, the Company’s shareholders approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate an initial Business Combination from March 26, 2023 to March 26, 2024 or such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79.

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

Following the Extension Vote, the Company has until March 26, 2024 (as the same may be further extended pursuant to a shareholder vote) to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii),to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash outside the Trust Account of $28,039 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000. On August 18, 2022, the Company further amended and restated the Note in its entirety to increase the Note’s principal amount to $750,000. The Company intends to increase the principal of the Note in future periods to alleviate liquidity concerns, if necessary. As of December 31, 2022 and 2021, the Company had $750,000 and $77,000 borrowings outstanding under the Note, respectively. On April 17, 2023, the Note was further amended and restated to increase its principal amount to $1,500,000.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the consummation of its Business Combination and may need to raise additional capital, e.g., through loans from its Sponsor, officers, directors or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to preserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company cannot assure you that its plans to raise capital or to consummate an initial Business Combination before March 26, 2024 (absent any further extensions of such period with shareholder approval) will be successful.

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

Management has determined that the Company could have insufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties as needed. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the Russia-Ukraine war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. At December 31, 2022 and 2021, the Trust Account had $278,984,824 and $275,018,013 held in marketable securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79. As a result, there are currently 1,709,100 Class A ordinary shares outstanding.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$10,860,193	$2,715,048	$3,622,927	$1,210,314
Denominator:
Weighted-average shares outstanding	27,500,000	6,875,000	20,897,260	6,981,164
Basic and diluted net income per share	$0.39	$0.39	$0.17	$0.17

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

As of December 31, 2022 and 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$275,000,000
Less:
Proceeds allocated to Public Warrants	(12,161,523)
Ordinary share issuance costs	(14,578,504)
Plus:
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	26,740,027
Contingently redeemable ordinary shares at December 31, 2021	$275,000,000
Plus:
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	3,984,823
Contingently redeemable ordinary shares at December 31, 2022	$278,984,823

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

Note 5 — Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 shares of Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ Over-Allotment Option was exercised. On May 5, 2021, the underwriters partially exercised the Over-Allotment Option, which left 625,000 Founder Shares no longer subject to forfeiture and resulted in aggregate of 6,875,000 Founder Shares outstanding. On March 8, 2021, the Sponsor transferred an aggregate of 135,000 of previously acquired Class B Ordinary Shares to the Company’s directors, in each case at their original purchase price.

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

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note to increase the Note’s principal amount to $500,000. On August 18, 2022, the Company further amended and restated the Note to increase the Note’s principal amount to $750,000. As of December 31, 2022 and 2021, the Company had $750,000 and $77,000 outstanding under the Note, respectively. On April 17, 2023, the Note was further amended and restated to increase its principal amount to $1,500,000.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to be obligated to pay the Sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and accrued $176,243 of administrative support services fees, and for the year ended December 31, 2021, the Company incurred and accrued $131,634 of administrative support services fees.

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

Legal Fees

The Company has engaged a law firm to provide legal due diligence services and business combination services related to potential business combination target companies. The Company currently expects that all fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of its initial Business Combination. Deferred legal fees of $1,147,553 and $927,413 have been recorded and presented within accrued expenses within the accompanying balance sheets as of December 31, 2022 and 2021, respectively.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were 27,500,000 shares of Class A Ordinary Shares outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable	Significant Other Unobservable
	2022	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description
Assets:
Cash held in trust account	$278,984,824	$278,984,824	$—	$—
Liabilities:
Public Warrants	110,000	110,000	—	—
Private Warrants	67,421	—	—	67,421
Total	$177,421	$110,000	$—	$67,421

	December 31,	Quoted Prices In Active Markets	Significant Other Observable	Significant Other Unobservable
	2021	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description
Assets:
Cash held in trust account	$275,018,013	$275,018,013	$—	$—
Total	$275,018,013	$275,018,013	$—	$—
Liabilities:
Public Warrants	7,332,417	7,332,417	—	—
Private Warrants	4,012,649	—	—	4,012,649
Total	$11,345,066	$7,332,417	$—	$4,012,649

The fair value of the Public Warrants at December 31, 2022 and 2021 was classified as Level 1 due to the use of an observable market quote in an active market. Taking into account the make-whole provision included in the warrant agreement between the Company and Disruptive Acquisition Sponsor I, LLC, dated March 26, 2021, the Private Warrants are classified as level 2.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding fair value measurements of warrant liabilities:

	December 31, 2022	December 31, 2021
Share price	$10.08	$9.80
Strike price	$11.50	$11.50
Term (in years)	0.61	5.45
Volatility	7.8%	15.50%
Risk-free rate	4.75%	1.30%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over-allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of December 31, 2021	$6,665,833	$3,745,139	$666,584	$267,510	$11,345,066
Change in valuation inputs or other assumptions	(6,565,833)	(3,682,213)	(656,584)	(263,015)	(11,167,645)
Fair value as of December 31, 2022	$100,000	$62,926	$10,000	$4,495	$177,421

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as stated below.

On February 14, 2023, the Company held an Extraordinary Meeting. At the Extraordinary Meeting, the Company’s shareholders approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from March 26, 2023 to March 26, 2024 or such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company.

In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,273.79.

On April 17, 2023, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $1,500,000.