Form 10-Q
period 2023-03-31
Disruptive Acquisition Corp I
filed 2023-05-22
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 1,709,100 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$27,732	$28,039
Prepaid expenses	52,501	90,445
Total current assets	80,233	118,484
Marketable securities held in trust account	17,748,244	278,984,824
Total assets	$17,828,477	$279,103,308

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$2,029,234	$1,460,388
Due to related party	386,345	54,241
Promissory note - related party	750,000	—
Total current liabilities	3,165,579	1,514,629
Warrant liabilities	1,148,328	177,421
Promissory note - related party - long term	—	750,000
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	13,938,907	12,067,050

Commitments and contingencies (see Note 6)
Class A ordinary shares subject to possible redemption,1,709,100 and 27,500,000 shares at redemption value of $10.38 and $10.14 at March 31, 2023 and December 31, 2022, respectively	17,748,244	278,984,823
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 1,709,100 and 27,500,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	688	688
Additional paid-in capital	—	—
Accumulated deficit	(13,859,362)	(11,949,253)
Total shareholders’ deficit	(13,858,674)	(11,948,565)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$17,828,477	$279,103,308

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$939,202	$479,926
Loss from operations	(939,202)	(479,926)

Other income (expense):
Dividend earned on trust account	1,834,695	27,694
Change in fair value of warrant liabilities	(970,907)	7,842,486
Offering expenses related to warrant issuance	—	—
Total other income (expense), net	863,788	7,870,180

Net income (loss)	$(75,414)	$7,390,254

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	16,610,509	27,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.00)	$0.21
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	6,875,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.00)	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	6,875,000	$688	$—	$(11,949,253)	$(11,948,565)
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	(1,834,695)	(1,834,695)
Net loss	—	—	—	(75,414)	(75,414)
Balance as of March 31 , 2023	6,875,000	$688	$—	$(13,859,362)	$(13,858,674)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	—	$—	6,875,000	$688	$—	$(21,539,671)	$(21,538,983)
Net income	—	—	—	—	—	7,390,254	7,390,254
Balance as of March 31, 2022	—	$—	6,875,000	$688	$—	$(14,149,417)	$(14,148,729)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(75,414)	$7,390,254
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Dividend earned on Trust account	(1,834,695)	(27,694)
Change in fair value of warrant liability	970,907	(7,842,486)
Offering costs allocated to warrants	—	—
Changes in current assets and current liabilities:
Prepaid assets	37,945	97,287
Accounts payable and accrued expenses	568,846	198,223
Net cash used in operating activities	(332,411)	(184,416)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	263,071,274	—
Net cash provided by investing activities	263,071,274	—

Cash Flows from Financing Activities:
Payment of redemptions	(263,071,274)	—
Proceeds from promissory note to related party	332,104	—
Net cash provided by financing activities	(262,739,170)	—

Net Change in Cash	(307)	(184,416)
Cash - Beginning	28,039	213,495
Cash - Ending	$27,732	$29,079

Supplemental Disclosure of Non-cash Financing Activities
Accretion for Class A Common Stock to redemption	$1,834,695	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the year ended March 31, 2023, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated in the past and expects to generate in the future non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On February 14, 2023, the Company held an extraordinary meeting of its shareholders (the “Extraordinary Meeting”). At the Extraordinary Meeting, the Company’s shareholders approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate an initial Business Combination from March 26, 2023 to March 26, 2024 and such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,274.

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

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, will be held in the Trust Account and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay the Company’s taxes and up to $100,000 to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (as such period may be extended pursuant to a shareholder vote, the “Combination Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. On February 14, 2023, the Company held the Extraordinary Meeting. At the Extraordinary Meeting, the Company’s shareholders approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate an initial Business Combination from March 26, 2023 to March 26, 2024 or such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company (the “Extension Vote”). In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,274.

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

Liquidity and Going Concern

As of March 31,2023, the Company had cash outside the Trust Account of $27,732 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

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

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000.  On August 18, 2022, the Company further amended and restated the Note in its entirety to increase the Note’s principal amount to $750,000. The Company intends to increase the principal of the Note in future periods to alleviate liquidity concerns, if necessary. As of March 31, 2023 and December 31, 2022, the Company had $750,000 borrowings outstanding under the Note. On April 17, 2023, the Note was further amended and restated to increase its principal amount to $1,500,000.

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

In addition, the Company only has until March 26, 2024 (as such period may be further extended pursuant to a shareholder vote) to complete its initial Business Combination. If the Company has not completed its initial Business Combination within this Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, and subject to the Company’s obligations under Cayman Islands law, in the case of clauses (ii) and (iii), provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not complete its initial Business Combination within the Combination Period.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has also determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete its Initial Business Combination by March 26, 2024 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 26, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 17, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. At March 31, 2023 and December 31, 2022, the Trust Account had $17,748,244 and $278,984,824 held in marketable securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023 and 2022, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,709,100 and 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,274.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(53,338)	$(22,076)	$5,912,203	$1,478,051

Denominator:
Weighted-average shares outstanding	16,610,509	6,875,000	27,500,000	6,875,000

Basic and diluted net (loss) income per share	$(0.00)	$(0.00)	$0.21	$0.21

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As of  March 31, 2023 and December 31, 2022, the ordinary share reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares at December 31, 2021	$275,000,000
Plus:
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	3,984,823
Contingently redeemable ordinary shares at December 31, 2022	$278,984,823
Less:
Redemption	(263,071,274)
Plus:
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	1,834,695
Contingently redeemable ordinary shares at March 31, 2023	$17,748,244

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

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “Lock-Up”). Notwithstanding the foregoing, if (1) the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-Up.

Promissory Notes — Related Party

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note to increase the Note’s principal amount to $500,000. On August 18, 2022, the Company further amended and restated the Note to increase the Note’s principal amount to $750,000. As of March 31, 2023 and December 31, 2022, the Company had $750,000 outstanding under the Note. On April 17, 2023, the Note was further amended and restated to increase its principal amount to $1,500,000.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to be obligated to pay the Sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred and accrued $45,000 of administrative support services fees.

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

Legal Fees

The Company has engaged a law firm to provide legal due diligence services and business combination services related to potential business combination target companies. The Company currently expects that all fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of its initial Business Combination.  Deferred legal fees of $1,289,458 and $1,147,553 have been recorded and presented within accrued expenses within the accompanying balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 1,709,100 and 27,500,000 shares of Class A Ordinary Shares outstanding, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable	Significant Other Unobservable
	2023	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description
Assets:
Cash held in trust account	$17,748,244	$17,748,244	$—	$—
Liabilities:
Public Warrants	734,250	734,250	—	—
Private Warrants	414,078	—	—	414,078
Total	$1,148,328	$734,250	$—	$414,078

	December 31,	Quoted Prices In Active Markets	Significant Other Observable	Significant Other Unobservable
	2022	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Description
Assets:
Cash held in trust account	$278,984,824	$278,984,824	$—	$—
Liabilities:
Public Warrants	110,000	110,000	—	—
Private Warrants	67,421	—	—	67,421
Total	$177,421	$110,000	$—	$67,421

The fair value of the Public Warrants at March 31, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. Taking into account the make-whole provision included in the warrant agreement between the Company and Disruptive Acquisition Sponsor I, LLC, dated March 26, 2021, the Private Warrants are classified as level 3.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding fair value measurements of warrant liabilities:

	December 31, 2022	March 31, 2023
Share price	$10.08	$10.19
Strike price	$11.50	$11.50
Term (in years)	0.61	1.67
Volatility	7.8%	4.9%
Risk-free rate	4.75%	4.25%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over-allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of December 31, 2022	$100,000	$62,926	$10,000	$4,495	$177,421
Change in valuation inputs or other assumptions	567,500	323,547	56,750	23,110	970,907
Fair value as of March 31, 2023	$667,500	$386,473	$66,750	$27,605	$1,148,328

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 17, 2023, the Company amended and restated the Note in its entirety to increase the Note's principal amount to $1,500,000.

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

On February 14, 2023, we held the Extraordinary Meeting. At the Extraordinary Meeting, our shareholders approved, among other things, an amendment to our amended and restated memorandum and articles of association to extend the date that we have to consummate an initial business combination from March 26, 2023 to March 26, 2024 and such earlier date as shall be determined by our board of directors and publicly announced by us. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of  $263,071,274.

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash outside the trust account of $27,732 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2023, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. As of March 31, 2023 and December 31, 2022, we had $750,000, in borrowings outstanding under the Note. On April 17, 2023, we again amended and restated the Note to increase its principal amount to $1,500,000.

Until consummation of our business combination, we will be using the funds not held in the trust account, funds available to us under the Note, and any additional Working Capital Loans (as defined in Note 5 to the unaudited condensed financial statements included herein) from our initial shareholders, officers and directors, or their respective affiliates (which is described in Note 5 to the unaudited condensed financial statements included herein), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our business combination.

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

Management has determined that we could have insufficient liquidity to meet our anticipated obligations for at least twelve months after the unaudited condensed financial statements are available to be issued due to recurring operating losses and negative cash utilized in operating activities. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors or third parties as needed. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. We cannot provide any assurance that new financing will be available to us on acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

All of our activities since inception through March 31, 2023 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the three months ended March 31, 2023, we had $75,414 in net loss. We incurred $939,202 of operating costs. We experienced a change in fair value of our warrant liabilities of $970,907 and dividends earned on the trust account of $1,834,695 on our amounts held in the trust account.

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

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of March 31, 2023 and December 31, 2022, we had $750,000, in borrowings outstanding under the note. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. On April 17, 2023, we again amended and restated the Note to increase its principal amount to $1,500,000.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,709,100 and 27,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,274.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act.

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

In addition, as part of a review of our accounting for complex financial instruments during the fiscal quarter ended March 31, 2022, we also restated our accounting for our Class A ordinary shares subject to possible redemption to comply with guidance in ASC 480. Redeemable equity instruments (including equity instruments that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of certain events not solely within our control) are classified as temporary equity. Accordingly, we have determined that all of our outstanding Class A ordinary shares should be presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, given the material weakness in our internal control over financial reporting described below, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

Notwithstanding the identified material weakness as of March 31, 2023, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus, our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
10.1
Amendment to Investment Management Trust Agreement, dated February 14, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

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

Dated: May 22, 2023