Form 10-Q
period 2023-09-30
Disruptive Acquisition Corp I
filed 2023-11-13
CIK 1838831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 1,709,100 Class A ordinary shares, par value $0.0001 per share, and 6,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DISRUPTIVE ACQUISITION CORPORATION I
Form 10-Q
For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$27,119	$28,039
Prepaid expenses	22,500	90,445
Total current assets	49,619	118,484
Marketable securities held in trust account	18,193,814	278,984,824
Total assets	$18,243,433	$279,103,308

Liabilities, redeemable ordinary shares and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,759,016	$1,460,388
Due to related party	—	54,241
Promissory note - related party	1,537,195	—
Total current liabilities	3,296,211	1,514,629
Warrant liabilities	675,831	177,421
Promissory note - related party - long term	—	750,000
Deferred underwriting discount	9,625,000	9,625,000
Total liabilities	13,597,042	12,067,050

Commitments and contingencies (see Note 6)
Class A ordinary shares subject to possible redemption,1,709,100 and 27,500,000 shares at redemption value of $10.65 and $10.14 at September 30, 2023 and December 31, 2022, respectively	18,193,814	278,984,823
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding, excluding 1,709,100 and 27,500,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	688	688
Additional paid-in capital	—	—
Accumulated deficit	(13,548,111)	(11,949,253)
Total shareholders’ deficit	(13,547,423)	(11,948,565)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$18,243,433	$279,103,308

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$233,518	$254,048	$1,100,449	$1,064,064
Loss from operations	(233,518)	(254,048)	(1,100,449)	(1,064,064)

Other income:
Dividend earned on trust account	233,959	1,241,319	2,280,264	1,640,380
Change in fair value of warrant liabilities	643,477	156,988	(498,410)	10,646,878
Total other income, net	877,436	1,398,307	1,781,854	12,287,258

Net income	$643,918	$1,144,259	$681,405	$11,223,194

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,709,100	27,500,000	6,621,652	27,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.03	$0.05	$0.33
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,875,000	6,875,000	6,875,000	6,875,000
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.03	$0.05	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares Class B
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	6,875,000	$688	$—	$(11,949,253)	$(11,948,565)
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	(1,834,695)	(1,834,695)
Net loss	—	—	—	(75,414)	(75,414)
Balance as of March 31, 2023	6,875,000	688	—	(13,859,362)	(13,858,674)
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	(211,611)	(211,611)
Net income	—	—	—	112,901	112,901
Balance as of June 30, 2023	6,875,000	$688	$—	$(13,958,072)	$(13,957,384)
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	(233,957)	(233,957)
Net income	—	—	—	643,918	643,918
Balance as of September 30, 2023	6,875,000	$688	$—	$(13,548,111)	$(13,547,423)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of December 31, 2021 (Audited)	—	$—	6,875,000	$688	$—	$(21,539,671)	$(21,538,983)
Net income	—	—	—	—	—	7,390,254	7,390,254
Balance as of March 31, 2022	—	—	6,875,000	688	—	(14,149,417)	(14,148,729)
Measurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	—	—	(417,074)	(417,074)
Net income	—	—	—	—	—	2,688,681	2,688,681
Balance as of June 30, 2022	—	$—	6,875,000	$688	$—	$(11,877,810)	$(11,877,122)
Measurement of adjusted value of Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,241,318)	(1,241,318)
Net income	—	—	—	—	—	1,144,259	1,144,259
Balance as of September 30, 2022	—	$—	6,875,000	$688	$—	$(11,974,869)	$(11,974,181)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DISRUPTIVE ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$681,405	$11,223,194
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on Trust account	(2,280,264)	(1,640,380)
Change in fair value of warrant liability	498,410	(10,646,878)
Changes in current assets and current liabilities:
Prepaid assets	67,945	287,988
Accounts payable and accrued expenses	298,630	244,198
Net cash used in operating activities	(733,874)	(531,878)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	263,071,274	—
Net cash provided by investing activities	263,071,274	—

Cash Flows from Financing Activities:
Proceeds from (repayment of) advance from related party	(54,241)	—
Proceeds from issuance of promissory note	—	478,363
Repayment of debt to related party	—	(131,634)
Payment of redemptions	(263,071,274)	—
Proceeds from promissory note to related party	787,195	—
Net cash (used in) provided by financing activities	(262,338,319)	346,729

Net Change in Cash	(920)	(185,149)
Cash - Beginning	28,039	213,495
Cash - Ending	$27,119	$28,346

Supplemental Disclosure of Non-cash Financing Activities
Accretion for Class A Common Stock to redemption	$2,280,263	$1,272,533

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity since the Company’s formation until September 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated in the past and expects to generate in the future non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had cash outside the Trust Account of $27,119 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2023, none of the amount in the Trust Account was available to be withdrawn as described above.

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

On November 15, 2021, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $250,000 to an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note in its entirety to increase the Note’s principal amount to $500,000.  On August 18, 2022, the Company further amended and restated the Note in its entirety to increase the Note’s principal amount to $750,000. On April 17, 2023, the Note was further amended and restated to increase its principal amount to $1,500,000. On August 14, 2023, the Company again amended and restated the Note to increase its principal amount to $2,500,000. As of September 30, 2023 and December 31, 2022, the Company had $1,537,195 and $750,000 borrowings outstanding under the Note, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 17, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. At September 30, 2023 and December 31, 2022, the Trust Account had $18,193,814 and $278,984,824 held in marketable securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023 and 2022, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares are subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 1,709,100 and 27,500,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,274.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The 27,500,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$128,205	$515,713	$915,407	$228,852	$334,307	$347,098	$8,978,555	$2,244,639

Denominator:
Weighted-average shares outstanding	1,709,100	6,875,000	27,500,000	6,875,000	6,621,652	6,875,000	27,500,000	6,875,000

Basic and diluted net income per share	$0.08	$0.08	$0.03	$0.03	$0.05	$0.05	$0.33	$0.33

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of  September 30, 2023 and December 31, 2022, the ordinary share reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares at December 31, 2021	$275,000,000
Plus:
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	3,984,823
Contingently redeemable ordinary shares at December 31, 2022	$278,984,823
Less:
Redemption	(263,071,274)
Plus:
Remeasurement of adjusted value of Class A Ordinary Shares to redemption value	2,280,263
Contingently redeemable ordinary shares at September 30, 2023	$18,193,814

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

Promissory Notes — Related Party

On November 15, 2021, the Company issued an unsecured promissory note in the amount of up to $250,000 to DTA Master, LLC, a Delaware limited-liability company, a related party and an affiliate of the Sponsor. The proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes. The Note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of the Initial Public Offering (or such later date as may be extended in accordance with the terms of the Company’s amended and restated memorandum and articles of association) or (ii) the consummation of the initial Business Combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. On April 12, 2022, the Company amended and restated the Note to increase the Note’s principal amount to $500,000. On August 18, 2022, the Company further amended and restated the Note to increase the Note’s principal amount to $750,000. On April 17, 2023, the Note was further amended and restated to increase its principal amount to $1,500,000. On August 14, 2023, the Company again amended and restated the Note to increase its principal amount to $2,500,000. As of September 30, 2023 and December 31, 2022, the Company had $1,537,195 and $750,000 outstanding under the Note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Prospectus, the Company began to be obligated to pay the Sponsor up to $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and accrued $25,285 and $115,149 of administrative support services fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred and accrued $43,157 and $131,519 of administrative support services fees, respectively.

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

Legal Fees

The Company has engaged a law firm to provide legal due diligence services and business combination services related to potential business combination target companies. The Company currently expects that all fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of its initial Business Combination.  Deferred legal fees of $1,039,157 and $1,147,553 have been recorded and presented within accrued expenses within the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were 1,709,100 and 27,500,000 shares of Class A Ordinary Shares outstanding, respectively, all of which are subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were 6,875,000 Class B Ordinary Shares issued or outstanding.

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

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Cash held in trust account	$18,193,814	$18,193,814	$—	$—
Liabilities:
Public Warrants	432,666	432,666	—	—
Private Warrants	243,165	—	—	243,165
Total	$675,831	$432,666	$—	$243,165

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Cash held in trust account	$278,984,824	$278,984,824	$—	$—
Liabilities:
Public Warrants	110,000	110,000	—	—
Private Warrants	67,421	—	—	67,421
Total	$177,421	$110,000	$—	$67,421

The fair value of the Public Warrants at September 30, 2023 and December 31, 2022 was classified as Level 1 due to the use of an observable market quote in an active market. Taking into account the make-whole provision included in the warrant agreement between the Company and Disruptive Acquisition Sponsor I, LLC, dated March 26, 2021, the Private Warrants are classified as level 3.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding fair value measurements of warrant liabilities:
	December 31, 2022	September 30, 2023
Share price	$10.08	$10.90
Strike price	$11.50	$11.50
Term (in years)	0.61	0.99
Volatility	7.8%	1.0%
Risk-free rate	4.75%	5.46%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Redeemable (over-allotment)	Private Placement (over-allotment)	Warrant Liabilities
Fair value as of December 31, 2022	$100,000	$62,926	$10,000	$4,495	$177,421
Change in valuation inputs or other assumptions	293,333	164,028	29,333	11,716	498,410
Fair value as of September 30, 2023	$393,333	$226,954	$39,333	$16,211	$675,831

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

Nasdaq Listing Status

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

See “Risk Factors—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Q2 2023 10-Q”).

Liquidity and Capital Resources

As of September 30, 2023, we had cash outside the trust account of $27,119 available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. All remaining cash held in the trust account is generally unavailable for its use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2023, none of the amount in the trust account was available to be withdrawn as described above.

Through September 30, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from our initial public offering and the sale of the private placement warrants.

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. On April 17, 2023, we again amended and restated the Note to increase its principal amount to $1,500,000. On August 14, 2023, we again amended and restated the Note to increase its principal amount to $2,500,000. As of September 30, 2023 and December 31, 2022, we had $1,537,195 and $750,000 in borrowings outstanding under the Note, respectively.

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

Risks and Uncertainties

Our management continues to evaluate the impact of the conflicts in Ukraine and the Middle East and has concluded that while it is reasonably possible that such conflicts could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

All of our activities since inception through September 30, 2023 related to our formation, the preparation for our initial public offering and, since the closing of our initial public offering, the search for a prospective target of our initial business combination.

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

For the three months ended September 30, 2023, we had $643,918 in net income. We recorded $233,518 in operating costs and dividends earned on the amounts held in the trust account were $233,959. We also experienced a change in fair value of our warrant liabilities of $643,477.

For the nine months ended September 30, 2023, we had $681,405 in net income. We recorded $1,100,449 in operating costs and dividends earned on the amounts held in the trust account were $2,280,264. We also experienced a change in fair value of our warrant liabilities of $498,410.

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

On November 15, 2021, we issued an unsecured promissory note in the amount of up to $250,000 to an affiliate of our sponsor. The proceeds of the note, which may be drawn down from time to time until we consummate our initial business combination, will be used for general working capital purposes. The note bears no interest and is payable in full upon the earlier to occur of (i) twenty-four (24) months from the closing of our initial public offering (or such later date as may be extended in accordance with the terms of our amended and restated memorandum and articles of association) or (ii) the consummation of our initial business combination. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the note may be accelerated. As of September 30, 2023 and December 31, 2022, we had $1,537,195 and $750,000, in borrowings outstanding under the note. On April 12, 2022, we amended and restated the note in its entirety to increase the note’s principal amount to $500,000. On August 18, 2022, we further amended and restated the Note to increase the Note’s principal amount to $750,000. On April 17, 2023, we again amended and restated the Note to increase its principal amount to $1,500,000. On August 14, 2023, we further amended and restated the Note to increase its principal amount to $2,500,000.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 1,709,100 and 27,500,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. In connection with the shareholders’ vote at the Extraordinary Meeting, the holders of 25,790,900 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of $263,071,274.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, given the material weakness in our internal control over financial reporting described below, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023.

Notwithstanding the identified material weakness as of September 30, 2023, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus, our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and in the Q2 2023 10-Q. As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus, the Annual Report or the Q2 2023 10-Q. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: November 13, 2023